Form 10-Q
period 1995-09-30
COAST SAVINGS FINANCIAL INC
filed 1995-11-13
CIK 841074

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q


(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

                                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


                               Commission file number 1-10264

                  COAST SAVINGS FINANCIAL, INC.
                   (Exact name of registrant as specified in its charter)


           DELAWARE                               95-4196764
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


  1000 Wilshire Boulevard, Los Angeles, California  90017-2457
  (Address of principal executive offices)          (Zip Code)

                        (213) 362-2000
                    (Registrant's telephone number, including area code)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No

    As of November 4, 1995, the registrant had 18,578,997 shares of common stock, $.01 par value, outstanding. The shares of common stock represent the only class of common stock of the registrant.

                                COAST SAVINGS FINANCIAL, INC.

                               PART I - FINANCIAL INFORMATION



Item 1.       FINANCIAL STATEMENTS

       Consolidated Statement of Financial Condition at
       September 30, 1995 and December 31, 1994.

       Consolidated Statement of Operations for the Three Months
       Ended September 30, 1995 and 1994, and for the Nine Months
       Ended September 30, 1995 and 1994.

       Consolidated Statement of Cash Flows for the Nine Months
       Ended September 30, 1995 and 1994.

       Notes to Consolidated Financial Statements.

                                COAST SAVINGS FINANCIAL, INC.

                        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                          September 30,     December 31,
                                                              1995              1994
Assets                                                           (In thousands)

Cash and due from banks                                     $  260,017      $   99,578
Federal funds sold and other short
     term investments                                            4,663           2,443
Investment securities held to maturity
     (fair value of $75.0 million and
     $81.6 million)                                             74,701          82,477
Loans receivable, net                                        5,542,300       5,632,517
Loans receivable held for sale, at the
     lower of cost or fair value (fair
     value of $195.8 million and
     $161.3 million)                                           191,552         160,665
Mortgage-backed securities held to
     maturity (fair value of $1.59 billion
     and $1.37 billion)                                      1,600,970       1,404,815
Mortgage-backed securities available
     for sale, at fair value                                   358,965         328,913
Real estate held for sale                                       39,412          44,168
Federal Home Loan Bank stock                                    84,710          79,261
Land and depreciable assets                                     91,187          87,493
Interest receivable and other assets                           184,320         262,683
Goodwill                                                         7,609          11,504
                                                            $8,440,406      $8,196,517

Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                               $6,179,215      $5,879,808
     Federal Home Loan Bank advances                           668,250         954,450
     Other borrowings                                        1,018,906         809,616
     Other liabilities                                         104,602         113,346
     Income taxes                                                9,271           8,588
     Capital notes                                              55,681          55,495
                                                             8,035,925       7,821,303
Stockholders' Equity:
     Serial preferred stock, without par
            value; 50,000,000 shares authorized,
            none outstanding                                         -               -
     Common stock, $.01 par value;
            100,000,000 shares authorized,18,526,247
            and 18,457,454 shares issued and
            outstanding at September 30, 1995, and
            December 31, 1994, respectively                        185             185
     Additional paid-in capital                                264,162         263,161
     Unrealized gain (loss) on securities
            available for sale, net of taxes                     3,387          (1,006)
     Retained earnings                                         136,747         112,874
                                                               404,481         375,214
                                                            $8,440,406      $8,196,517

See accompanying Notes to Consolidated Financial Statements.

                                COAST SAVINGS FINANCIAL, INC.

                            CONSOLIDATED STATEMENT OF OPERATIONS


                                                            Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                     1995         1994         1995         1994
                                              (In thousands except per share amounts)

Interest income:
   Loans receivable                                $120,364     $ 98,606     $353,884     $278,388
   Mortgage-backed securities                        32,275       22,777       86,678       69,852
   Investment securities                              5,954        4,861       17,768       13,535
                                                    158,593      126,244      458,330      361,775
Interest expense:
   Deposits                                          73,843       55,567      208,338      159,122
   Borrowings                                        32,344       23,645      101,080       59,578
                                                    106,187       79,212      309,418      218,700
        Net interest income                          52,406       47,032      148,912      143,075
   Provision for loan losses                         10,000       14,000       30,000       60,000
        Net interest income after
          provision for loan losses                  42,406       33,032      118,912       83,075

Noninterest income:
   Gain on sale of subsidiary                         7,549            -        7,549            -
   Loan servicing fees and charges                    3,382        3,458       10,175       12,130
   Gain (loss) on sale of assets                         12          (98)         (95)         278
   Other                                              9,422        9,629       26,872       29,229
                                                     20,365       12,989       44,501       41,637
Noninterest expense:
   Compensation and benefits                         17,553       19,068       55,247       58,740
   Office occupancy, net                             10,384        9,878       30,170       28,457
   Federal deposit insurance premiums                 4,348        4,290       12,942       12,025
   Other general and administrative
        expenses                                      7,670        6,878       24,407       21,231
        Total general and
          administrative expenses                    39,955       40,114      122,766      120,453
   Real estate operations, net                          933        1,529        2,948        7,658
   Amortization of goodwill                             313          357          944        1,067
                                                     41,201       42,000      126,658      129,178
        Earnings (loss) before income
          tax (expense) benefit                      21,570        4,021       36,755       (4,466)
Income tax (expense) benefit                         (6,808)      (1,729)     (12,882)       1,920

          Net earnings (loss)                      $ 14,762     $  2,292     $ 23,873     $ (2,546)

Net earnings (loss) per share of
   common stock:
   Primary                                           $ .77        $ .12        $1.26        $(.14)

   Fully diluted                                     $ .77        $ .12        $1.25        $(.14)



See accompanying Notes to Consolidated Financial Statements.
                                COAST SAVINGS FINANCIAL, INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                          Nine Months Ended
                                                                             September 30,
                                                                  1995           1994
                                                                         (In thousands)
Cash flows from operating activities:
     Net earnings (loss)                                       $  23,873      $  (2,546)
     Adjustments to reconcile net earnings to
       net cash used by operating activities:
              Net decrease in accounts receivable                 40,634          3,693
              Provision for losses on loans                       30,000         60,000
              Proceeds from the sale of loans held
                for sale                                          15,105         27,079
              Deferred income tax expense (benefit)               12,882         (1,920)
              Net increase (decrease) in accounts
                payable                                            1,765        (13,696)
              Provision for losses on real estate
                held for sale                                        198          2,003
              Gain on sale of subsidiary                          (7,549)-
              Loans originated for sale, net of
                refinances and principal payments               (119,121)      (392,467)
              Other                                              (12,908)       (12,355)
                Total adjustments                                (38,994)      (327,663)

                  Net cash used by operations                    (15,121)      (330,209)

Cash flows from investing activities:
     Loans originated for investment, net of
            refinances                                          (665,140)      (827,605)
     Repurchase of loans                                         (15,533)      (100,321)
     Principal repayments on loans                               308,884        304,727
     Purchase of mortgage-backed securities
            ("MBS")-                                                            (18,574)
     Principal repayments on MBS held to
            maturity                                             119,291        214,633
     Principal repayments on MBS available
            for sale                                              20,307         62,232
     Sale of MBS available for sale                               16,532        212,304
     Net decrease in short term investment
            securities                                             2,060         15,666
     Purchase of investment securities                              (143)       (48,096)
     Maturities and principal repayment on
            investment securities                                  5,023            134
     Sale of investment securities available
       for sale-                                                                    450
     Proceeds from sale of subsidiary                            146,000 -
     Purchase of land and depreciable assets,
       net                                                       (10,651)       (13,367)
     Sale of real estate held for sale                            28,388         30,563
     Purchase of FHLB stock                                       (2,450)        (9,426)

                  Net cash used by investing
                    activities                                   (47,432)      (176,680)

Continued

                                COAST SAVINGS FINANCIAL, INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                          Nine Months Ended
                                                                             September 30,
                                                                  1995           1994
                                                                         (In thousands)
Continued

Cash flows from financing activities:
     Net increase in deposits                                    299,407         11,360
     Net increase (decrease) in FHLB advances                   (286,200)       227,250
     Net increase (decrease) in short-term
            borrowings                                           211,004       (184,078)
     Common stock options exercised                                1,001             11
                  Net cash provided by financing
                    activities                                   225,212         54,543

Net increase (decrease) in cash and cash
     equivalents                                                 162,659       (452,346)

Cash and cash equivalents at beginning
     of year                                                     102,021        584,980

Cash and cash equivalents at end of
     period                                                    $ 264,680      $ 132,634

Supplemental disclosures of cash flow
     information:
     Cash payments of interest                                 $ 131,401      $  87,468
     Cash payments (refunds) of income taxes,
            net                                                     (526)            57
Supplemental schedule of noncash investing
     and financing activities:
     Loans exchanged for MBS, net                                373,516        180,359
     Additions to loans resulting from the
            sale of real estate acquired in
            settlement of loans                                   26,816         64,350
     Additions to real estate acquired in
            settlement of loans                                   69,473        102,956
     Reductions of real estate acquired
            through in substance foreclosure, net                      -         (2,217)
     Increase (reduction) of unrealized gain
       on securities available for sale                            4,393         (9,481)




See accompanying Notes to Consolidated Financial Statements.

                                COAST SAVINGS FINANCIAL, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Coast Savings Financial, Inc. (the "Company") is the holding company for Coast Federal Bank, Federal Savings Bank ("Coast" or "the Bank"). The unaudited consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are in the opinion of management necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1994 to conform to the 1995 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.     Cash and cash equivalents includes:

                                                                 September 30,
                                                                      1995   1994
                                                                (In thousands)

           Cash and due from banks                       $260,017       $110,732
           Federal funds sold                                   -         20,000
           Commercial paper                                 4,663          1,902

                                                         $264,680       $132,634

3. On September 30, 1995 the Bank terminated its asset-based lending activity which it had conducted through its former service corporation, CoastFed Business Credit Corporation ("CBCC"). At the date of sale, CBCC had a loan portfolio of $135.8 million. The consolidated statement of operations for the quarter ended September 30, 1995, includes a pretax gain of $7.5 million resulting from the sale of CBCC.


                                COAST SAVINGS FINANCIAL, INC.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

    The Company is the sole stockholder of Coast. Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at September 30, 1995. Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At September 30, 1995, Coast operated 92 retail banking offices in California providing consumer banking services as well as residential real estate loans. Coast is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

Results of Operations

    The Company's net earnings for the nine months ended September 30, 1995, were $23.9 million compared to a net loss of $2.5 million for the first nine months of 1994. The loss in the 1994 period was largely due to greater than anticipated loss provisions following damage to collateral properties resulting from the January 1994 earthquake experienced in the Los Angeles area. Net earnings for the third quarter of 1995 were $14.8 million compared to net earnings of $2.3 million for the third quarter of 1994. The increase in net income from 1994 to 1995 was due primarily to the reduced level of provision for loan losses, increased net interest income and the $7.5 million pretax gain resulting from the sale of CBCC, as described in Note 3 of Notes to Consolidated Financial Statements. For the first nine months of 1995, earnings per share were $1.26 and $1.25 on a primary and fully diluted basis, respectively. For the third quarter, earnings per share were $.77, on both primary and fully diluted bases. For the first nine months of 1994, the net loss per share was $.14 and net earnings per share for the third quarter of 1994 were $.12, on both primary and fully diluted bases.

                                COAST SAVINGS FINANCIAL, INC.



    Net interest income. The effect on net interest income of changes in interest rates and balances of interest-earning assets and interest-bearing liabilities is illustrated in the following table. Information is provided on changes for the periods indicated attributable to (i) changes in rates (changes in the weighted average rate multiplied by the prior period average portfolio balance), (ii) changes in volume (changes in the average portfolio balance multiplied by the prior period weighted average rate) and (iii) the combined effect of changes in rates and volume (changes in the weighted average rate multiplied by change in the average portfolio balance).

                                               Three Months Ended
                                               September 30, 1995
                                                     versus
                                               Three Months Ended
                                               September 30, 1994
                                               Amount of increase
                                           (decrease) due to change in:
                                         Average      Average     Average
                                          Rate        Volume     Rate/Vol.      Total
                                                 (In thousands)
Interest Income:
  Loans                                  $16,196      $ 4,777     $   785      $21,758
  MBS                                      5,544        3,180         774        9,498
  Investment securities                      787          264          42        1,093

    Total interest income                 22,527        8,221       1,601       32,349

Interest Expense:
  Deposits                                15,156        2,452         668       18,276
  Borrowings                               4,383        3,641         675        8,699

    Total interest expense                19,539        6,093       1,343       26,975

Change in net interest
  income                                 $ 2,988      $ 2,128     $   258      $ 5,374

                                   COAST SAVINGS FINANCIAL, INC.


                                                 Nine Months Ended
                                                 September 30, 1995
                                                        versus
                                                  Nine Months Ended
                                                  September 30, 1994
                                                  Amount of increase
                                              (decrease) due to change in:
                                         Average      Average     Average
                                          Rate        Volume     Rate/Vol.      Total
                                                       (In thousands)
Interest Income:
  Loans                                 $ 34,719      $36,256     $ 4,521      $75,496
  MBS                                     16,446          307          73       16,826
  Investment securities                    4,224            7           2        4,233

    Total interest income                 55,389       36,570       4,596       96,555

Interest Expense:
  Deposits                                42,969        4,919       1,328       49,216
  Borrowings                              16,474       19,606       5,422       41,502

    Total interest expense                59,443       24,525       6,750       90,718

Change in net interest
  income                                $( 4,054)     $12,045    $( 2,154)     $ 5,837

   Interest income for the quarter ended September 30, 1995, increased by $32.3 million from the amount reported for the third quarter of 1994. This increase was caused by an increase in the rate earned on interest-earning assets of 115 basis points to 7.72%, as well as an increase in the average balance of such assets totaling approximately $533 million.

   Interest expense recorded during the third quarter of 1995 increased by $27.0 million from the amount recorded during the corresponding quarter of 1994. This increase resulted from an increase in the average rate paid on interest-bearing liabilities of 105 basis points, to 5.19%, and an increase in the average balance of such liabilities of approximately $528 million. The increase in the average balance of liabilities included an increase in average deposits of approximately $262 million and an increase in the average balance of borrowings totaling approximately $266 million. The increases in deposits and borrowings reflect the funding for the increase in interest-earning assets.

   Interest income for the nine months ended September 30, 1995, increased by $96.6 million from the amount reported during the corresponding period of 1994 principally resulting from two factors: (i) the average balance of interest-earning assets increased by approximately $692 million, and (ii) the yield earned on interest-earning assets increased by 103 basis points to 7.48% for the period.

    Interest expense for the nine months ended September 30, 1995, increased by $90.7 million from the amount recorded in the similar period of 1994 due to increases in both the average balances and the interest rates associated with interest-bearing liabilities. Average balances of interest-bearing liabilities increased by approximately $694 million, comprised of an increase in the average balance of deposits of approximately $182 million and an increase in the average balance of borrowings totaling approximately $512 million. The average rate paid on interest-bearing liabilities increased by 115 basis points to 5.06% from the 1994 period to the 1995 period.

    Provision for loan losses. The provision for loan losses recorded for the nine months ended September 30, 1995, was less than that recorded during the corresponding period of 1994 by $30.0 million. The decrease in the provision in the 1995 period as compared with the year-earlier period was mainly the result of two factors: (i) the $15.0 million provision in the 1994 period related to damage to security properties resulting from the January 17, 1994, earthquake experienced in the Los Angeles area, and (ii) the higher level of losses experienced by the Bank in 1994, which was largely due to a higher level of nonperforming assets. Nonperforming assets have since been reduced from $209.0 million at September 30, 1994 to $121.0 million at September 30, 1995.

    The provision for loan losses recorded during the third quarter of 1995 was less than that recorded during the third quarter of 1994 by $4.0 million, again, generally reflecting the reduced level of nonperforming assets at September 30, 1995.

    Noninterest income. Noninterest income increased for the nine and three months ended September 30, 1995, by $2.9 million and $7.4 million, respectively, over the amounts recorded in the corresponding periods of 1994 largely due to the $7.5 million gain on sale of CBCC, as described in Note 3 of Notes to Consolidated Financial Statements. For the nine months ended September 30, 1995, the gain was partially offset by decreases of $2.0 million and $2.4 million in loan servicing fees and charges and other noninterest income, respectively. The decrease of $2.0 million in loan servicing fees and charges for the first nine months of 1995 was primarily the result of a decline in the portfolio of loans serviced for investors, from $3.85 billion at September 30, 1994, to $3.55 billion at September 30, 1995, and a decrease in prepayment and other loan fees. The decrease in other noninterest income was due to a number of factors, including the mix and level of investment product sales.

                                COAST SAVINGS FINANCIAL, INC.



    Noninterest expense. Noninterest expense for the nine months and quarter ended September 30, 1995, decreased by $2.5 million and $.8 million from the respective periods of 1994. For the nine-month period the reduction was due to a decrease of $4.7 million in real estate operations, net, offset by an increase of $2.3 million in operating expenses. The reduction in real estate operations, net was substantially due to decreased operating costs for foreclosed properties as the balance of foreclosed real estate has declined. The increase in operating expenses was due to increases of $1.7 million in occupancy expenses, $.9 million in deposit insurance premiums and $3.2 million in other expenses, partially offset by a decrease in compensation expense of $3.5 million.

    Income taxes. Income tax expense of $12.9 million and $6.8 million was recorded for the first nine months and third quarter of 1995, respectively. This represented accruals of federal income and California franchise taxes on adjusted pretax earnings. The "effective income tax rate" (the ratio of income tax expense to pretax earnings) was 32% and 43% for the third quarters of 1995 and 1994, respectively. The lower 1995 tax rate was due substantially to the income tax consequences of the sale of CBCC.

Asset/Liability Management

   The majority of Coast's assets are loans, MBS and short-term investment securities. The risks associated with such assets generally can be categorized as credit risk, market risk and interest rate risk. Credit risk is, generally, the risk that a loan or other credit instrument will not be repaid in accordance with its terms, and is discussed below in the section entitled "Loan Portfolio and Off-balance Sheet Risk Elements and Nonperforming Assets."

   Market risk is, generally, the risk that the market value of an asset could decline in response to changes in prevailing rates of interest, market demand for that type of asset, or other factors.

   Coast is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different frequencies, or on different bases, than its interest-earning assets. In order to mitigate the impact of interest rate risk, management places a significant emphasis on seeking to match the maturities and repricing characteristics of the Company's financial assets and liabilities (described below). At
September 30, 1995, the Company's estimated one-year gap between interest rate sensitive assets and liabilities was approximately

                                COAST SAVINGS FINANCIAL, INC.



a positive $573 million, or 7% of total assets, compared to approximately a positive $478 million, or 6% of total assets, at December 31, 1994.

    The following table presents the interest repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities ("financial assets" and "financial liabilities," respectively) at September 30, 1995. For purposes of this analysis, prepayment rates based upon the Bank's recent experience are assumed in each period on the fixed rate loan and fixed rate MBS portfolios. The interest rate sensitivity of the Company's financial assets and financial liabilities illustrated in the table could vary substantially if actual experience differs from the assumptions used.

                                                        Over      Over
                                                         One      Five       Over
                                            Within     to Five   to Ten       Ten
                                           One Year     Years     Years      Years      Total
                                                      (Dollars in millions)

Interest-earning assets:
  Cash and investment
    securities:
    Cash and due from banks                 $  260     $    -    $    -     $    -     $  260
    Investment securities                       64         11         -          4         79
  Loans and MBS:
    ARMs                                     7,264        125         -          -      7,389
    Fixed rate                                  61        150        71         23        305
  FHLB stock                                    85          -         -          -         85

      Total                                 $7,734     $  286    $   71     $   27     $8,118

Interest-bearing
  liabilities:
  Deposits:
    Checking accounts                       $  600     $    -    $    -     $    -     $  600
    Money market accounts                      685          -         -          -        685
    Certificates of deposit                  4,295        599         -          -      4,894
  Borrowings:
    FHLB advances                              618         50         -          -        668
    Other                                      963         56        56          -      1,075
      Total                                 $7,161     $  705    $   56     $    -     $7,922
  Maturity gap                              $  573     $ (419)   $   15     $   27     $  196
  Cumulative maturity gap                   $  573     $  154    $  169     $  196     $  196
  Cumulative maturity gap
    as a percentage of
    total assets                                 7%         2%        2%         2%         2%

                                     COAST SAVINGS FINANCIAL, INC.



    Coast has matched interest rate sensitivities primarily through the origination of adjustable rate mortgage loans ("ARMs"), the sale of fixed rate mortgage loans and the acquisition of term funding. Historically, Coast's cost of funds has closely matched the Eleventh District cost of funds index ("COFI"), with the result that increases in Coast's cost of funds are accompanied by increases in interest rates on its COFI-based loans. However, because of the inherent lag in the reset mechanism of these loans, Coast's interest rate spreads generally can be expected to increase during periods when COFI is declining and to decrease during periods when COFI is rising. In an effort to mitigate the lag in the reset mechanisms on COFI-based ARMs, in 1992 Coast began offering ARM products tied to the six-month London Interbank Offered Rate ("LIBOR") index. In 1992 and 1993, a substantial portion of Coast's loan originations were such LIBOR-based loans. This index generally responds more rapidly to changes in prevailing market rates of interest and, as a result, ARMs tied to LIBOR generally experience more rapid changes in their interest rates than do ARMs tied to COFI.

    With the increase in prevailing interest rates experienced during 1994, consumer demand for LIBOR-based ARMs substantially declined, and as a result, substantially all ARMs originated during 1994 and 1995 have been COFI-based products. As of September 30, 1995, the Company had $5.73 billion of loans and $1.96 billion of MBS, which portfolios included $4.66 billion of loans and $1.61 billion of MBS tied to COFI, and $355.4 million of loans and $281.7 million of MBS tied to LIBOR. Changes in interest rates also can affect the amount of loans originated by an institution such as Coast, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of assets designated as held or available for sale. Coast originated $875.4 million and $1.42 billion of ARMs during the nine months ended September 30, 1995 and 1994, respectively. At September 30, 1995, ARMs and adjustable rate MBS totaled $5.54 billion and $1.92 billion, respectively, or a combined 96% of the Company's total loans and MBS.

    Coast's loan origination strategy focuses on residential lending secured by one-to-four unit properties located in California. Coast does not currently lend or anticipate lending on other types of properties for the foreseeable future, except to finance sales of foreclosed real estate or to facilitate the assumption of loans as permitted by the respective mortgage notes.

                                COAST SAVINGS FINANCIAL, INC.



    Management determines the appropriate portfolio designation of loans receivable, MBS and investment securities at the time of acquisition. If management has the intent and the Company has the ability at the time of acquisition to hold the securities or loans until maturity, they are carried at amortized historical cost. Assets that are to be held for indefinite periods of time and not necessarily held to maturity are classified as held or available for sale. Such assets include those which management intends to use as part of its asset/liability management strategies and which may be sold in response to changes in interest rates, prepayment experience and other factors. MBS and investment securities identified as being available for sale are carried at fair value, with any difference between fair value and amortized historical cost, net of any income tax effect, being shown as a separate component of stockholders' equity. Loans identified as being held for sale are carried at the lower of amortized historical cost or fair value, with any required adjustment being reported in current operations.

    Sales of mortgage assets held or available for sale function primarily to fund new loan originations, manage interest rate risk and add to the loan servicing portfolio. The marketability of loans, loan participations and MBS, however, depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. During the nine months ended September 30, 1995, Coast sold $15.1 million of fixed rate, single family mortgage loans from its held for sale portfolio and $16.5 million from its MBS available for sale portfolio.

    Coast is a party to certain off-balance sheet financial instruments entered into in the normal course of business in order to manage interest rate risk. These financial instruments include interest rate exchange agreements ("Swaps") and interest rate cap contracts ("Caps"), both of which are considered to be derivative financial instruments held for purposes other than trading. Swaps generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts. In that the credit exposure of these Swaps is limited to the potential default of the Swap counterparty, the potential credit risks associated with such Swaps are substantially less than the notional principal amounts of the Swaps.

                                COAST SAVINGS FINANCIAL, INC.



    At September 30, 1995, Coast had $195 million of Swaps on which Coast paid a floating rate and received a fixed rate of interest. These Swaps were entered into during 1994 and have remaining maturities ranging from six to nine months. The Swaps are matched with specific certificates of deposit and effectively convert the matched fixed rate deposits to floating rate liabilities. These Swaps are comprised of $115 million based on LIBOR and $80 million based on COFI. These Swaps provide a discrete funding source which directly matches portions of Coast's earning asset base (COFI- and LIBOR-based loans), and result in a fixed spread between the interest rates paid on the Swaps and the yield on the related portion of the loan portfolio.

    The following table summarizes certain information regarding
Swaps outstanding at September 30, 1995.

                          Notional                        Weighted Average
Type                       Amount                          Interest Rate  Maturity Dates
                         (Dollars in      Paid       Received
                          thousands)
Pay floating/
receive fixed             $195,000        5.55 %       5.35 %            March 1996 to
                                                                         June 1996


    As described above, these Swaps were entered into for the purpose of converting the interest rate characteristics of certain liabilities; therefore, "hedge accounting" rules apply and any net cost or benefit is reflected as a periodic yield adjustment. The fair values of Swaps represent the estimated amounts Coast would receive or pay to terminate the agreements, taking into consideration current interest rates. As of September
30, 1995, the estimated fair value of the receivable side of the Swaps (including interest receivable) was $1.6 million, and the estimated fair value of the payable side of the Swaps (including interest payable) was $.7 million.

    The net effect of the Swaps, exclusive of interest on the
related deposits, was to record $.6 million and $6.5 million of interest expense during the first nine months of 1995 and 1994, respectively, which is included in interest expense on deposits in the accompanying consolidated statement of operations.  During the first nine months of 1994, Coast held $250 million in Swaps outstanding which matured in September and October of 1994.
These Swaps resulted in $7.5 million of interest expense for the nine months ended September 30, 1994.  Swaps were collateralized
by $4.9 million of MBS at September 30, 1995.

                                COAST SAVINGS FINANCIAL, INC.



Loan Portfolio and Off-balance Sheet Risk Elements and
Nonperforming Assets

    Coast defines its nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans"),
(ii) foreclosed real estate owned, and (iii) those loans whose terms have been modified such that the interest rates charged to the borrowers have been reduced to levels below the original contract rates and below market rates of interest at both the time of modification and the reporting date ("Modified Loans").
Following is a table which sets forth the components of nonperforming assets at the dates indicated.


                                           September 30,1995        December 31,1994
                                                        (Dollars in thousands)

                                                       Percent                  Percent
                                            Balance    of Total      Balance    of Total

Nonaccrual Loans:
  Single family residential                $ 44,246       37%       $ 53,421       38%
  Multifamily residential                    25,156       21          30,145       21
  Commercial and other                       11,125        9          13,147        9
                                             80,527       67          96,713       68
Foreclosed real estate
  owned:
  Single family residential                  13,609       11          21,295       15
  Multifamily residential                     5,044        4           7,443        5
  Commercial and other                       20,759       17          15,430       11
                                             39,412       32          44,168       31
Modified Loans:
  Commercial and other                        1,020        1           1,020        1
  Total nonperforming
    assets                                 $120,959      100%       $141,901      100%


                                   COAST SAVINGS FINANCIAL, INC.



    At September 30, 1995, California nonperforming assets represented 97% of total nonperforming assets, and California residential nonperforming assets represented 75% of total
California nonperforming assets.

    Following is a table which sets forth the components of nonperforming assets at the dates indicated.

                              Sep 30,  Jun 30,   Mar 31,  Dec 31,  Sep 30,   Jun 30,   Mar 31,
                               1995     1995      1995     1994     1994      1994      1994
                                                  (Dollars in millions)

Nonaccrual Loans               $  81   $   90    $   82   $   97   $  134    $  137    $  134
Foreclosed real
  estate owned                    39       39        51       44       74        77        94
Modified Loans                     1        1         1        1        1         1         1

  Total
    nonperforming
    assets                    $  121   $  130    $  134   $  142   $  209    $  215    $  229

Total assets                  $8,440   $8,585    $8,540   $8,197   $8,128    $8,030    $8,004

Ratio of total
  nonperforming
  assets to
  total assets                 1.43%    1.52%     1.57%    1.73%    2.57%     2.68%     2.86%


    As of September 30, 1995, Coast's ratios of Nonaccrual Loans to total loans and nonperforming assets to total assets were 1.40% and 1.43%, respectively, which had improved from 1.67% and 1.73%, respectively, as of December 31, 1994. The improvement in these ratios during the nine months ended September 30, 1995, generally reflects Coast's continued emphasis on reducing nonperforming assets and a slowly improving economy in California. As of September 30, 1995, Coast's ratios of the general valuation allowance (the "GVA," described in more detail below) to Nonaccrual Loans and to total loans were 101.8% and 1.43%, respectively, and at December 31, 1994, were 88% and 1.47%, respectively. Management is committed to attaining continued progress in reducing overall balance sheet risk, nonperforming assets, and the resulting nonperforming asset ratios; however, because the incidence of delinquencies and foreclosures is influenced by many variables, including the economic climate in Coast's service areas, management is unable

                                COAST SAVINGS FINANCIAL, INC.



to predict the timing or amount of any further improvement in nonperforming assets. Management believes the historical progress in reducing nonperforming assets is generally attributable to a slowly improving economy in California, stabilizing property values in Coast's service areas and continuation of management's policy of aggressively resolving delinquencies and disposing of foreclosed real estate owned. Despite the apparently improving economic outlook within California, there can be no assurance that the economy will continue to improve or that Coast will not experience increased levels of nonperforming assets.

    In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). Under SFAS 114, a loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are evaluated for impairment as part of Coast's normal internal asset review process. If a loan is determined to be impaired, a writedown is recorded based upon the difference between Coast's investment in the loan and the fair value of the loan's underlying collateral. At September 30, 1995, Coast had a gross investment in impaired loans of $152.8 million, including $116.8 million for which writedowns of $24.3 million had been recorded and $36.0 million for which no writedowns were required. During the nine months ended September 30, 1995, Coast's average investment in impaired loans was $103.5 million and income recorded on impaired loans totaled $6.9 million, substantially all of which was recorded utilizing the cash-basis method of accounting. Payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the loans. Impaired loans totalling $36.3 million were not performing in accordance with their contractual terms at September 30, 1995 and have been included in Nonaccrual loans at that date.

    At September 30, 1995, Coast had $31.6 million of troubled debt restructurings which were modified prior to the implementation of SFAS 114 and which were performing in accordance with their modified terms. Coast accounts for such loans under the provisions of Statement of Financial Accounting Standards No. 15 entitled Accounting by Debtors and Creditors for Troubled Debt Restructurings. Interest income from such loans for the nine months ended September 30, 1995, was $1.9 million, and would have been $2.5 million under the loans' original contractual terms.

                                COAST SAVINGS FINANCIAL, INC.



    At September 30, 1995, Coast had letters of credit outstanding aggregating $386.9 million. The letters of credit were issued primarily in 1984 and 1985 to enhance the rating of $394.6 million of housing revenue bonds issued to finance the construction of multifamily residential projects. The risks to Coast under the letters of credit are generally similar to those of permanent financing of multifamily residential properties. At September 30, 1995, the loans payable to the housing revenue bond trustee associated with two of the letters of credit were in default. During October 1995, Coast foreclosed on one of the properties which increased nonperforming assets by approximately $4 million. In regard to the other default, Coast has successfully installed a court-appointed receiver to manage the property. In the event the default is not remedied by the borrowing entity and Coast forecloses on the property, it would become a component of Coast's foreclosed real estate owned and would increase nonperforming assets by approximately $32 million. If foreclosure on both properties had occurred during the third quarter of 1995, Coast's nonperforming assets at September 30, 1995, would have been increased by approximately $36 million.

    Coast maintains a GVA to absorb possible future losses that may be realized on its loan portfolio and off-balance sheet items. The GVA is periodically reviewed and adjusted based upon a number of factors, including asset classifications, economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis and Coast's underwriting practices. As a result of weaknesses in certain real estate markets, including California, increases in the GVA may be required in future periods. In addition, the OTS, as an integral part of the examination process, periodically reviews Coast's GVA and may require Coast to increase the GVA based on its judgment of the information available at the time of such examination.

                                COAST SAVINGS FINANCIAL, INC.



    At September 30, 1995, the GVA totaled $82 million and included $65 million allocated to loans and $17 million attributable to off-balance sheet items. The $3 million reduction in the GVA from $85 million at December 31, 1994, to $82 million at September 30, 1995, reflects the sale of CBCC and accompanying elimination of credit exposure on $135.8 million of asset-based loans. The portion of the GVA attributable to off-balance sheet items is included in other liabilities in the accompanying consolidated statement of financial condition, and relates to the letters of credit discussed above and to loans sold with recourse. The transfers between on-balance sheet portfolio sectors and off-balance sheet items were based on a number of considerations including the composition and credit performance of the on and off-balance sheet credit extensions as of September 30, 1995. The following table sets forth the amount, allocation and activity in the GVA for the nine months ended September 30, 1995.

                                                    Loans
                                                Commercial            Off-
                               Residential      Real Estate          Balance
                               Real Estate       Mortgage             Sheet
                                 Mortgage        and Other            Items    Total
                                                   (In millions)

GVA allocation at
  December 31,
  1994                             $ 49            $28                      $ 8     $ 85
Additions charged
  to operations                      30              -                        -     30
Recoveries                            3              2                        -     5
Losses charged                      (30)            (8)                       -     (38)
Transfers                            (4)            (5)                       9       -

GVA allocation at
  September 30,
  1995                             $ 48            $17                      $17     $ 82

                                COAST SAVINGS FINANCIAL, INC.



Capital Resources and Liquidity

    OTS regulations presently require a savings association to maintain, on a monthly basis, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, specified United States government, state or federal agency obligations, and certain other short-term investment securities) equal to at least 5% of the average net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. Federal regulations also require each savings association to maintain, on a monthly basis, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity requirements. Coast's liquidity and short-term liquidity ratios for the calculation period ended September 30, 1995, were 5.22% and 4.58%, respectively, each of which exceeded the applicable requirements.

    Principal repayments on and sales of loans and MBS represent a primary source of funds for Coast. For the nine months ended September 30, 1995 and 1994, principal repayments on loans and MBS amounted to $458.6 million and $601.0 million, respectively, and sales proceeds totaled $31.6 million and $239.4 million, respectively, for the same periods. In addition, proceeds from the sale of CBCC on September 30, 1995, were $146.0 million. (See "General", above, for further discussion of sale of subsidiary.) A primary use of funds was the origination of loans (net of refinances of loans in Coast's portfolios) of $794.4 million and $1.24 billion for these two periods, respectively.

    At September 30, 1995, the total of approved commitments to originate loans amounted to $114.4 million, and there were $.8 million of commitments to sell loans. There were no commitments to sell MBS or investment securities and there were no commitments to purchase loans, MBS or investment securities. At September 30, 1995, outstanding letters of credit totaled
$386.9 million. Scheduled repayments of FHLB of San Francisco advances for the twelve months ending September 30, 1996, totaled $518.2 million.

                                COAST SAVINGS FINANCIAL, INC.



    For the nine months ended September 30, 1995 and 1994, Coast experienced net increases in deposits of $299.4 million and $11.4 million, respectively.

    Other potential sources of funds available to Coast include securities sold under agreements to repurchase, a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At September 30, 1995, the amount of additional credit available from the FHLB of San Francisco was approximately $1.31 billion. In addition, the Company and Coast have access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various factors including market conditions, Coast's credit ratings and general economic conditions.

    The OTS has identified three tests to determine compliance with minimum capital requirements. First, the tangible capital requirement mandates that a savings association's stockholder's equity less certain intangible assets must be at least 1.5% of adjusted total assets as defined in the regulation. Second, the core capital requirement currently mandates that a savings association's core capital (tangible capital) must be at least 3% of adjusted total assets as defined in the regulation. Third, the risk-based capital requirement, which assigns specific risk weightings to assets and off-balance sheet items, presently mandates that a savings association's core capital plus supplementary capital as defined must be at least 8% of risk-weighted assets as defined in the regulation.

    The following table reflects, in both dollars and ratios, Coast's regulatory capital positions as of September 30, 1995, the minimum requirements at that date, and the amounts by which such capital exceeded the required amounts.

                                                   Minimum
                             Actual              Requirement               Excess
                       Amount       Ratio     Amount       Ratio      Amount      Ratio
                                             (Dollars in millions)

Risk-based              $554       10.51%      $422        8.00%       $132       2.51%
Core                     435        5.18        252        3.00         183       2.18
Tangible                 435        5.18        126        1.50         309       3.68



                                COAST SAVINGS FINANCIAL, INC.



    The Federal Deposit Insurance Corporation Improvement Act of
1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." The OTS regulations implementing these provisions define the five capital categories as follows: (i) a savings institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) a savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions); (iii) a savings institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8% or has either a Tier 1 risk-based or a core capital ratio that is less than 4%; (iv) a savings institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3%; and (v) a savings institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade a savings institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" savings institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At September 30, 1995, Coast's regulatory capital was in excess of the thresholds necessary to be classified as a "well capitalized" institution.

    On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association from the Federal Savings and Loan Insurance Corporation ("FSLIC")
in a supervisory-assisted transaction. As part of the
transaction, Coast entered into a contractual agreement with the
FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. The Financial Institutions Reform, Recovery and
Enforcement Act of 1989 ("FIRREA") eliminated the FSLIC and
replaced   it  (and  the   Federal  Home  Loan  Bank  Board)  for

                                COAST SAVINGS FINANCIAL, INC.



supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. In three cases with similar issues the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. The
Court of Appeals for the Federal Circuit, sitting en banc, recently affirmed the Court of Federal Claims ruling in these cases. The federal government has announced that it will seek a review of the Court of Appeals decision by the United States
Supreme Court. While Coast contends that its damages substantially exceed the $299 million capital contribution excluded from regulatory capital, no prediction can be made as to whether Coast's lawsuit will be successful, or if successful, what damages might be awarded to Coast.

    On August 8, 1995, the FDIC substantially reduced the deposit insurance premium assessment rate paid by commercial banks and other institutions whose deposits are insured by the Bank
Insurance Fund (the "BIF") but did not reduce the rates for savings institutions, such as Coast, whose deposits are insured by the FDIC's Savings Association Insurance Fund (the "SAIF").

    The current deposit rate premium disparity between BIF-
insured institutions and SAIF-insured institutions resulting from the recently implemented BIF premium reduction places SAIF-
insured institutions at a competitive disadvantage due to higher premium costs and could worsen the financial condition of the
SAIF by leading to a shrinkage in its deposit base. The separate bills passed by the United States House of Representatives and by the Senate as part of the budget reconciliation process each contain provisions that would require SAIF-insured institutions to pay a one-time special assessment on deposits to increase
SAIF's reserves and provide for pro rata sharing by all federally insured institutions of the obligation, now borne solely by SAIF-
insured institutions, to pay the interest on bonds that were issued to obtain the government funding required to resolve
failed savings institutions.  The House bill and other proposals would also enact further changes, including merger of the SAIF and the BIF, elimination of the separate federal thrift charter and other provisions intended to combine the savings and banking industries.  Such provisions raise numerous industry-wide issues,
such  as  the  amount  and  timing  of  any   special  assessment


                                COAST SAVINGS FINANCIAL, INC.



and whether the investment and operating powers of thrifts and thrift holding companies and current capital rules applicable to such entities will be conformed to those applicable to banks and bank holding companies. The Company cannot predict whether or in what form any of these proposals will be adopted or the effects that such developments would have on the Company's operations.


                                COAST SAVINGS FINANCIAL, INC.

                                 PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS


    For information regarding legal proceedings involving the Company, see the Annual Report and the Company's Report on Form
10-Q for the quarters ended March 31, 1995 and June 30, 1995.


Items 2 through 5 are not applicable or the answers are negative.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits Required

Exhibit
Number                          Exhibit

     11.1        Computation of Earnings Per Share


Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.




SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  COAST SAVINGS FINANCIAL, INC.
                                          (Registrant)



Date: November 10, 1995           /s/ Ray Martin
                                    Ray Martin
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Authorized Officer)


Date: November 10, 1995           /s/ James F. Barritt
                                    James F. Barritt
                                    Senior Executive Vice
                                    President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



                                        EXHIBIT INDEX




                                                                   Sequentially
      Exhibit No.     Description                                  Numbered Page

         11.1         Computation Of Earnings Per Share



Exhibit 11.1

                                      COAST SAVINGS FINANCIAL, INC.

                                    COMPUTATION OF EARNINGS PER SHARE


                                                   Three Months Ended September 30,
                                                     1995                     1994
                                                           Fully                     Fully
                                             Primary      Diluted      Primary      Diluted
                                             (In thousands except per share amounts)

Net earnings applicable to
  common stock and common
  stock equivalents ("CSEs")                 $14,762      $14,762      $ 2,292      $ 2,292

Common shares outstanding                     18,520       18,520       18,457       18,457
CSEs on stock options                            578          608          447          447

  Weighted average shares                     19,098       19,128       18,904       18,904

  Net earnings                                $ .77        $ .77        $ .12        $ .12



                                                    Nine Months Ended September 30,
                                                     1995                     1994
                                                           Fully                     Fully
                                             Primary      Diluted      Primary      Diluted
                                                 (In thousands except per share amounts)

Net earnings (loss) applicable
  to common stock and CSEs                   $23,873      $23,873      $(2,546)     $(2,546)

Common shares outstanding                     18,491       18,491       18,457       18,457
CSEs on stock options                            508          608            -            -

  Weighted average shares                     18,999       19,099       18,457       18,457

  Net earnings (loss)                         $1.26        $1.25        $(.14)       $(.14)
