Form 10-K405
period 1995-12-31
COAST SAVINGS FINANCIAL INC
filed 1996-03-29
CIK 841074

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from______________________ to _______________________

                        COMMISSION FILE NUMBER 1-10264

                         COAST SAVINGS FINANCIAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE
        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  95-4196764
                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                            1000 WILSHIRE BOULEVARD
                            LOS ANGELES, CALIFORNIA
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  90017-2457
                                  (ZIP CODE)

Registrant's telephone number, including area code: (213) 362-2000

Securities registered pursuant to Section 12(b) of the Act:


                                                  NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                          ON WHICH REGISTERED
      -------------------                         ---------------------
      Common Stock, $.01 par value               New York Stock Exchange
      (including related Stock Purchase Rights)  Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sale price of its Common Stock on the New York Stock Exchange on March 15, 1996, was approximately $529,624,535.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of Common Stock outstanding as of March 15, 1996:
18,583,317.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PART III--portions of the Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders to be held on April 24, 1996, are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

         COAST SAVINGS FINANCIAL, INC. 1995 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                             PAGE
                                                                             ----
 Item 1.  Business........................................................     1
          General.........................................................     1
          Operating Strategy..............................................     1
          Yields Earned and Rates Paid....................................     3
          Lending Activities..............................................     8
          Risk Elements...................................................    14
          Credit Concentration and Letters of Credit......................    19
          Nonperforming Assets............................................    20
          Other Investments...............................................    21
          Subsidiaries....................................................    22
          Deposits and Other Sources of Funds.............................    23
          Competition.....................................................    27
          Regulation......................................................    28
          Taxation........................................................    37
          Employees.......................................................    39
 Item 2.  Properties......................................................    39
 Item 3.  Legal Proceedings...............................................    39
 Item 4.  Submission of Matters to a Vote of Security Holders.............    39

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.............................................    40
 Item 6.  Selected Financial Data.........................................    41
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    42
          General.........................................................    42
          Results of Operations...........................................    42
          Asset/Liability Management......................................    44
          Nonperforming Assets............................................    45
          Capital Resources and Liquidity.................................    46
 Item 8.  Financial Statements and Supplementary Data.....................    47
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................    86

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant..............    86
 Item 11. Executive Compensation..........................................    86
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    86
 Item 13. Certain Relationships and Related Transactions..................    86

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    87

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Coast Savings Financial, Inc. (the "Company"), a Delaware corporation, was organized in 1988 and is the holding company for Coast Federal Bank, Federal Savings Bank ("Coast" or the "Bank"). Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at December 31, 1995. Coast was organized as a federal mutual savings and loan association in 1935 and converted to stock form in 1985.

  Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At December 31, 1995, Coast operated 89 retail banking offices in California.

  Coast is regulated by the Director ("OTS Director") of the Office of Thrift Supervision ("OTS"), and by the Federal Deposit Insurance Corporation ("FDIC") which, through the Savings Association Insurance Fund ("SAIF"), insures the deposit accounts of savings institutions such as Coast that are regulated by the OTS. Coast is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks for federally insured savings institutions and certain other residential lending entities comprising the Federal Home Loan Bank System.

OPERATING STRATEGY

  In recent years, Coast's primary objective has been to enhance franchise value by (i) reducing balance sheet risk and enhancing asset quality, (ii) increasing core profitability, (iii) improving the Bank's overall capital adequacy and (iv) developing primary retail banking relationships with customers.

  Reducing balance sheet risk and enhancing asset quality. Coast has reduced its investment in "high-risk" assets (which it defines to include foreclosed real estate owned, real estate held for development, construction and commercial real estate loans, and high yield and derivative securities) from $3.0 billion as of December 31, 1987, to $916.0 million as of December 31, 1995. With the exception of the first quarter of 1994 (when an earthquake resulted in increased nonperforming assets), Coast's program of liquidating nonperforming assets has resulted in eighteen quarters of reductions in total nonperforming assets, from $410.1 million as of March 31, 1991 (or 4.20% of total assets), to $113.0 million as of December 31, 1995 (or 1.37% of total assets). During that same period the level of Coast's general valuation allowance ("GVA") has increased from 24% of total nonperforming assets to 73% of total nonperforming assets, respectively, at such dates. Moreover, during the fourth quarter of 1994, the Bank exercised its option to eliminate its exposure to all potential future credit losses related to $1 billion of multifamily loans sold with recourse. Coast intends to continue to emphasize the origination of one-to-four family residential, adjustable rate mortgage loans and has not originated multifamily, commercial real estate or construction loans since 1989 (other than to finance the sale of foreclosed real estate owned or to facilitate loan assumptions as permitted by the provisions of the respective mortgage notes).

  Increasing core profitability. As a result of the reduced level of general and administrative expenses (from $180.2 million for 1989 to $161.7 million for 1995), the improved ratio of interest-earning assets to interest-bearing liabilities (from 97% at December 31, 1989, to 103% at December 31, 1995), the increased effective net spread (from 1.63% for 1989 to 2.47% for 1995), the increased amounts of loan servicing fees and charges and retail banking and other fee income (from $27.2 million for 1989 to $40.4 million for 1995), and numerous actions to enhance branch network profitability, Coast's pretax core profitability (defined as net interest income before provision for loan losses, less general and administrative expenses, plus loan servicing fees and charges and the recurring portion of noninterest income) increased from $20.9 million in 1989 to $89.3 million in 1995.

  Improving overall capital adequacy. During the past five years, Coast's overall capital adequacy has been enhanced by reducing the amount of capital required under the tangible, core and risk-based capital requirements specified in the OTS capital regulations and by increasing the amount of capital available to satisfy these requirements. At December 31, 1995, Coast's tangible, core and risk-based capital ratios were 5.47%, 5.47% and 10.86%, respectively, each of which was in excess of the regulatory thresholds necessary to be deemed a "well-capitalized" institution.

  Strategies Coast has employed to reduce the amount of capital required under these requirements include downsizing the balance sheet (from total assets of $12.4 billion at December 31, 1988, to $8.3 billion at December 31, 1995), generally eliminating originations of loans other than one-to-four family residential loans, reducing capital-intensive and nonperforming assets, securitizing mortgage loans into nonrecourse mortgage-backed securities ("MBS"), and eliminating the recourse exposure associated with $1 billion of multifamily credit extensions.

  Coast has increased the amount of its stockholders' equity and regulatory capital by retaining internally-generated capital and by completing various capital market transactions. During 1991 the Company completed an exchange of $10.7 million of its convertible subordinated debentures for common stock; during 1992 Coast issued $57.5 million of subordinated debt (the proceeds of which are included in risk-based capital); and during 1993 the Company issued 2,300,000 shares of common stock at $17.75 per share and $57.5 million of senior notes, contributing the majority of the resulting net proceeds to Coast as equity capital. See "Regulation--Regulatory Capital Requirements."

  Developing primary retail banking relationships with customers. The Company has significantly broadened its financial services related product offerings over the past five years to include a wide array of deposit, investment, and insurance products as well as other complementary financial services. The sale of these financial services and products has been facilitated by the sales and service excellence initiatives that have been implemented throughout the retail network. All retail bank employees have undergone comprehensive sales training and integrated marketing support and incentive-based compensation programs have been installed. Reflecting the success of these initiatives, the dollar balance of checking accounts has increased from $464.3 million at December 31, 1994, to $632.0 million at December 31, 1995, and retail banking fee income has increased from $13.9 million in 1989 to $26.9 million for the year ended December 31, 1995.

  The following table sets forth certain information with respect to Coast's operations during the periods or at the dates indicated.

                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                     1995    1994     1993     1992     1991
                                    ------- -------  -------  -------  -------
Return on assets(1)(7).............    .39%   (.08)%     .21%     .57%     .45%
Return on equity(2)(7).............   8.36   (1.70)     4.72    16.09    16.81
Equity-to-assets ratio(3)(7).......   4.61    4.76      4.48     3.55     2.68
Dividend pay-out ratio(4)..........    --      --        --       --       --
Effective net spread(5)............   2.47    2.48      2.67     2.69     2.41
Noninterest expense to average as-
 sets(7)...........................   1.96    2.13      2.41     2.47     2.43
Total nonperforming assets ra-
 tio(6)............................   1.37    1.73      2.72     3.82     4.28
Total general valuation allowance
 (in millions)..................... $ 82.0  $ 85.0   $ 120.0  $ 140.0  $ 140.0

--------
(1) Net earnings (loss) divided by average total assets.
(2) Net earnings (loss) divided by average stockholders' equity.
(3) Average stockholders' equity divided by average total assets.
(4) Dividends paid per share divided by primary earnings per share.
(5) Net interest income divided by average total interest-earning assets.
(6) Total nonperforming assets (as defined under "Risk Elements--Nonperforming Assets") divided by total assets at the end of period.
(7)Average balances used in the calculation are based on month-end balances.

YIELDS EARNED AND RATES PAID

  Net interest income results from the difference between the interest income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities, and can be significantly affected by changes in the relative amounts of, and the interest rates associated with, these assets and liabilities. The ability to maintain yields on interest-earning assets which are greater than the costs of interest-bearing liabilities during periods of fluctuating interest rates is determined principally by the relative maturities of, together with the relative frequency of rate changes ("Repricing Mechanisms") on, such assets and liabilities.

  During periods of declining interest rates, such as occurred during 1991, 1992 and 1993, the combined yield on Coast's loan, MBS and investment securities portfolios generally does not fall as rapidly as its cost of funds. Conversely, during periods of rising interest rates, such as occurred during 1994 and early 1995, the cost of interest-bearing liabilities can be expected to rise more rapidly than the yield on interest-earning assets. The primary reason that the changes in rates on Coast's assets lag the changes in rates on its liabilities is that the majority of Coast's loans are adjustable rate mortgage loans ("ARMs") tied to the FHLB Eleventh District cost of funds index ("COFI"). This index, which is published monthly by the FHLB of San Francisco, is calculated as the average actual cost of deposits and borrowings of all member institutions of the Eleventh District for the preceding month. The published index generally becomes effective, for loans tied thereto, in the month following publication. As a result, there is generally a two-month delay between the change in effective interest costs and the time the change is reflected in COFI ARM yields.

  During 1991 and 1992, in an effort to reduce the impact of the inherent lag in the Repricing Mechanism of ARMs tied to COFI, Coast originated ARM products which are tied to the London Interbank Offered Rate ("LIBOR") index in 1991. This index is generally more responsive to changes in prevailing market rates of interest and, as a result, interest rates on ARMs tied to LIBOR generally respond more quickly to changes in market interest rates than do ARMs tied to COFI. As of December 31, 1995, Coast had $323.9 million (6%) of loans and $248.8 million (11%) of MBS tied to LIBOR, and $4.47 billion (82%) of loans and $1.85 billion (85%) of MBS tied to COFI included in the loan and MBS portfolios, which totaled $5.47 billion and $2.17 billion, respectively.

  Coast has emphasized the origination of ARMs in order to improve the interest rate sensitivity of its loan portfolio. Of Coast's loan originations since January 1991, 90% have been ARMs, the majority of which bear interest rates that fluctuate monthly in response to changes in COFI. ARMs, including assets tied to COFI, LIBOR and other indices, accounted for 95% of Coast's loan portfolio and 98% of its MBS portfolio at December 31, 1995. Coast's ability to continue to originate a substantial volume of loans with an interest rate sensitivity or a Repricing Mechanism matching that of its liabilities may be limited by economic factors, including the general level of interest rates, and by consumer preferences for alternative ARM indices or fixed rate mortgage loan products.

  Coast measures its exposure to interest rate risk using a variety of techniques. One commonly used measure of such exposure is the difference between the amounts of assets and liabilities maturing or repricing over various periods (the "maturity gap"). The following table illustrates the contractual maturities, as adjusted for estimates of prepayments and Repricing Mechanisms, of the major interest-bearing asset and liability categories of the Company as of December 31, 1995. The table also reports the maturity gap between Coast's repricing or maturing assets and liabilities. The interest rate sensitivity of Coast's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions utilized. See "Regulation-- Regulatory Capital Requirements" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management."

                       ANALYSIS OF REPRICING MECHANISMS

                                            OVER ONE OVER FIVE
                                    WITHIN  TO FIVE   TO TEN   OVER TEN
        DECEMBER 31, 1995          ONE YEAR  YEARS     YEARS    YEARS   TOTAL
        -----------------          -------- -------- --------- -------- ------
                                              (DOLLARS IN MILLIONS)
Interest-earning assets:
  Cash and investment securities:
    Cash and due from banks.......  $  120   $  --     $ --     $ --    $  120
    Investment securities(1,2)....     184        1      --         4      189
  Loans:
    ARMs(3).......................   5,102      110      --       --     5,212
    Fixed rate(4).................      68      104       63       19      254
  MBS:
    ARMs(3).......................   2,125       12      --       --     2,137
    Fixed rate(4).................       6       18        7        4       35
                                    ------   ------    -----    -----   ------
      Total.......................  $7,605   $  245    $  70    $  27   $7,947
                                    ======   ======    =====    =====   ======
Interest-bearing liabilities:
  Deposits:
    Checking accounts.............  $  632   $  --     $ --     $ --    $  632
    Money market accounts.........     666      --       --       --       666
    Certificates of deposit(1)....   4,289      536      --       --     4,825
  Borrowings:
    FHLB advances(1)..............     779       25      --       --       804
    Other(1)......................     677       56       56      --       789
                                    ------   ------    -----    -----   ------
      Total.......................  $7,043   $  617    $  56    $ --    $7,716
                                    ======   ======    =====    =====   ======
Maturity gap......................  $  562   $ (372)   $  14    $  27   $  231
                                    ======   ======    =====    =====   ======
Cumulative maturity gap...........  $  562   $  190    $ 204    $ 231   $  231
                                    ======   ======    =====    =====   ======
Cumulative maturity gap as a
 percentage of total assets.......       7%       2%       2%       3%       3%
                                    ======   ======    =====    =====   ======

--------
(1) Repricing terms are based upon the contractual maturities of the instruments.
(2) Includes FHLB stock.
(3) Repricing terms of ARMs are based upon the interest rate reset periods called for under the terms of the respective notes.
(4) Repricing terms are based upon contractual maturities adjusted for projected repayments and prepayments of principal, based upon Coast's historical experience.

  Because of the inherent lag in the Repricing Mechanism of the ARM loans tied to COFI, interest rate spreads can be generally expected to increase as the index falls and to decrease as the index rises. However, a positive gap, such as that reflected in the table above in the "within one year" column, has the effect of repricing more assets (primarily loans and MBS tied to COFI) than liabilities during a given period. This tends to moderate both the increase in spread in a falling interest rate environment and the decrease in spread in a rising interest rate environment.

  The effect on net interest income of changes in interest rates and in the amounts of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided on changes for the periods indicated attributable to (i) changes in rates (change in weighted average rate multiplied by prior period average portfolio balance), (ii) changes in volume (change in average portfolio balance multiplied by prior period weighted average rate) and (iii) the combined effect of changes in rates and volume (change in weighted average rate multiplied by change in average portfolio balance).

                                             INCREASE (DECREASE) DUE TO
                                       ----------------------------------------
                                         RATE     VOLUME   RATE/VOLUME  TOTAL
                                       --------  --------  ----------- --------
                                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1995 VS 1994:
  Income from interest-earning
   assets:
    Loans............................   $49,491  $ 33,647     $4,355   $ 87,493
    MBS..............................    20,939     4,375        981     26,295
    Investment securities............     5,089      (257)       (69)     4,763
                                       --------  --------    -------   --------
                                         75,519    37,765      5,267    118,551
                                       --------  --------    -------   --------
  Expense of interest-bearing
   liabilities:
    Deposits.........................    54,958     6,073      1,529     62,560
    FHLB advances and other
     borrowings......................    18,407    20,230      4,214     42,851
                                       --------  --------    -------   --------
                                         73,365    26,303      5,743    105,411
                                       --------  --------    -------   --------
  Change in net interest income......  $  2,154  $ 11,462    $  (476)  $ 13,140
                                       ========  ========    =======   ========
YEAR ENDED DECEMBER 31, 1994 VS 1993:
  Income from interest-earning
   assets:
    Loans............................  $(30,086) $ 25,407    $(1,965)  $ (6,644)
    MBS..............................    (5,262)  (16,200)       748    (20,714)
    Investment securities............     6,869      (342)      (186)     6,341
                                       --------  --------    -------   --------
                                        (28,479)    8,865     (1,403)   (21,017)
                                       --------  --------    -------   --------
  Expense of interest-bearing
   liabilities:
    Deposits.........................   (13,581)   (2,234)       130    (15,685)
    FHLB advances and other
     borrowings......................     6,130     2,037        156      8,323
                                       --------  --------    -------   --------
                                         (7,451)     (197)       286     (7,362)
                                       --------  --------    -------   --------
  Change in net interest income......  $(21,028) $  9,062    $(1,689)  $(13,655)
                                       ========  ========    =======   ========

  The following table sets forth information concerning the balances and interest rates of Coast's interest-earning assets and interest-bearing liabilities for the periods and at the dates indicated.
                                                                         SPREAD

                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------
                                          1995                                     1994
                          ---------------------------------------- ----------------------------------------
                                              AVERAGE                                  AVERAGE
                           AVERAGE   INCOME/  YIELD/     RATE-END   AVERAGE   INCOME/  YIELD/     RATE-END
                          BALANCE(2) EXPENSE  COST(3)    OF PERIOD BALANCE(2) EXPENSE  COST(3)    OF PERIOD
                          ---------- -------- -------    --------- ---------- -------- -------    ---------
                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans(1)................  $5,850,093 $469,864   8.03%       7.95%  $5,376,946 $382,371   7.11%       7.18%
MBS.....................   1,880,350  119,629   6.36        6.60    1,796,164   93,334   5.20        5.68
Federal funds sold......      64,901    4,399   6.78        3.77       59,578    2,732   4.59         --
FHLB stock..............      83,908    4,467   5.32        5.16       68,916    3,259   4.73        5.69
Other investment
 securities.............     246,336   14,822   6.02        6.32      272,094   12,934   4.75        6.08
                          ---------- --------  -----       -----   ---------- --------  -----       -----
 Total interest-earning
  assets................  $8,125,588 $613,181   7.55%       7.51%  $7,573,698 $494,630   6.53%       6.82%
                          ========== ========  =====       =====   ========== ========  =====       =====
INTEREST-BEARING
 LIABILITIES:
Deposits:
 Checking...............  $  553,763 $  5,675   1.02%       1.27%  $  469,035 $  3,380   0.72%       0.65%
 Money market...........     724,281   18,190   2.51        2.59    1,060,119   24,317   2.29        2.47
 Time certificates of
  deposit...............   4,793,347  257,030   5.36        5.41    4,377,920  190,638   4.35        4.83
                          ---------- --------  -----       -----   ---------- --------  -----       -----
 Total deposits.........   6,071,391  280,895   4.63        4.67    5,907,074  218,335   3.70        4.15
                          ---------- --------  -----       -----   ---------- --------  -----       -----
Borrowings:
 FHLB advances..........     902,159   56,632   6.28        6.10      767,890   40,621   5.29        6.20
 Short-term.............     985,164   59,677   6.06        5.81      737,065   32,677   4.43        6.02
 Long-term..............     129,669   14,926  11.51       11.15      136,354   15,086  11.06       11.02
                          ---------- --------  -----       -----   ---------- --------  -----       -----
 Total borrowings.......   2,016,992  131,235   6.51        6.40    1,641,309   88,384   5.38        6.47
                          ---------- --------  -----       -----   ---------- --------  -----       -----
  Total interest-bearing
   liabilities..........  $8,088,383 $412,130   5.10%       4.95%  $7,548,383 $306,719   4.06%       4.63%
                          ========== ========  =====       =====   ========== ========  =====       =====
DIFFERENCE BETWEEN
 AVERAGE BALANCE OF
 INTEREST-EARNING ASSETS
 AND INTEREST-BEARING
 LIABILITIES............  $   37,205                               $   25,315
                          ==========                               ==========
NET SPREAD..............             $201,051   2.47%(4)    2.56%             $187,911   2.48%(4)    2.19%
                                     ========  =====       =====              ========  =====       =====

--------
(1) Includes Nonaccrual and Modified Loans in the "average balance", but only includes actual interest recognized on such loans in "income/expense." Interest income on loans includes amortization of net deferred loan origination fees of $.3 million, $.8 million, $3.7 million, $4.9 million and $4.1 million for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively.
(2) Average of daily balances during the year.
(3) Income/expense divided by average balance.
(4) Net spread (dollars) divided by average total interest-earning assets (the "effective net spread").

TABLE

                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
                1993                                      1992                                      1991
----------------------------------------- ----------------------------------------- -----------------------------------------
                     AVERAGE                                   AVERAGE                                   AVERAGE
 AVERAGE    INCOME/   YIELD     RATE-END   AVERAGE    INCOME/  YIELD/     RATE-END   AVERAGE    INCOME/  YIELD/     RATE-END
BALANCE(2)  EXPENSE  COST(3)    OF PERIOD BALANCE(2)  EXPENSE  COST(3)    OF PERIOD BALANCE(2)  EXPENSE  COST(3)    OF PERIOD
----------  -------- -------    --------- ----------  -------- -------    --------- ----------  -------- -------    ---------
                                             (DOLLARS IN THOUSANDS)
$5,047,296  $389,015   7.71%       7.08%  $5,541,517  $479,807   8.66%       7.95%  $6,460,304  $645,706   9.99%       9.73%
 2,093,535   114,048   5.45        5.22    1,809,785   125,294   6.92        5.92    1,541,980   145,150   9.41        8.14
    43,268       886   2.05        3.09      167,643     5,676   3.39        2.90      316,187    18,709   5.92         --
    68,158     2,483   3.64        3.75       81,784     1,061   1.30        3.14       89,273     5,297   5.93        5.50
   300,341     9,215   3.07        3.27      185,218     7,335   3.96        2.49      171,403     8,958   5.23        3.97
----------  --------  -----       -----   ----------  --------  -----       -----   ----------  --------  -----       -----
$7,552,598  $515,647   6.83%       6.28%  $7,785,947  $619,173   7.95%       7.02%  $8,579,147  $823,820   9.60%       9.06%
==========  ========  =====       =====   ==========  ========  =====       =====   ==========  ========  =====       =====
 $ 448,000  $  4,895   1.09%       0.83%  $  465,000  $  7,769   1.67%       0.97%  $  474,000  $ 17,401   3.67%       2.45%
 1,416,000    35,334   2.50        2.27    1,926,000    69,012   3.58        2.77    1,662,000    90,557   5.45        4.62
 4,100,000   193,791   4.73        4.01    4,320,000   260,104   6.02        5.39    5,617,000   424,917   7.56        6.50
----------  --------  -----       -----   ----------  --------  -----       -----   ----------  --------  -----       -----
 5,964,000   234,020   3.92        3.65    6,711,000   336,885   5.02        4.30    7,753,000   532,875   6.87        5.74
----------  --------  -----       -----   ----------  --------  -----       -----   ----------  --------  -----       -----
   512,050    30,900   6.03        4.92      567,390    40,081   7.06        5.20      672,919    55,901   8.31        7.15
   936,800    31,551   3.37        3.39      456,616    17,402   3.81        3.58      262,719    16,221   6.17        4.84
   151,727    17,610  11.61       10.35       94,245    15,128  16.05       12.70       78,315    12,159  15.53       12.35
----------  --------  -----       -----   ----------  --------  -----       -----   ----------  --------  -----       -----
 1,600,577    80,061   5.00        4.61    1,118,251    72,611   6.49        5.42    1,013,953    84,281   8.31        7.04
----------  --------  -----       -----   ----------  --------  -----       -----   ----------  --------  -----       -----
$7,564,577  $314,081   4.15%       3.79%  $7,829,251  $409,496   5.23%       4.54%  $8,766,953  $617,156   7.04%       5.91%
==========  ========  =====       =====   ==========  ========  =====       =====   ==========  ========  =====       =====
$ (11,979)                                $  (43,304)                               $ (187,806)
==========                                ==========                                ==========
            $201,566   2.67%(4)    2.49%              $209,677   2.69%(4)    2.48%              $206,664   2.41%(4)    3.15%
            ========  =====       =====               ========  =====       =====               ========  =====       =====

LENDING ACTIVITIES

 Types of Loans

  Coast's loan portfolio consists principally of long-term loans secured by residential real estate and Coast's MBS portfolio, 98% of which is comprised of securities which were created utilizing Coast-originated mortgage loans. At December 31, 1995, 95% and 98% of Coast's loan and MBS portfolios, respectively, consisted of adjustable rate assets. The loans made by Coast enable borrowers to purchase, refinance, or improve the security properties. Most of Coast's single family residential loan contracts provide for amortization of principal over 30 years. The majority of Coast's single family residential loans have generally remained outstanding for less time than such contractual periods because the borrowers refinanced them or prepaid the loans in full upon sale of the properties securing the loans. The following table shows the composition of Coast's loan and MBS portfolios, net of unearned discounts, undisbursed loan proceeds, deferred loan origination fees and valuation allowances, as of the dates indicated.

                                                     DECEMBER 31,
                         ---------- -------------------------------------------
                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
                                             (IN THOUSANDS)
Loans:
  Real estate:
    1 to 4 units........ $3,217,683 $3,278,371 $2,457,860 $2,328,405 $2,856,758
    More than 4 units...  1,316,559  1,387,656  1,407,295  1,504,530  1,492,292
    Commercial..........    845,439    897,255    936,141    963,812  1,053,089
                         ---------- ---------- ---------- ---------- ----------
                          5,379,681  5,563,282  4,801,296  4,796,747  5,402,139
    VA-guaranteed and
     FHA-insured........     12,354     15,825     20,782     28,132     35,269
    Construction........        --         --         --       6,298      1,890
    Second mortgage.....     51,268     53,478     54,497     85,803    164,446
                         ---------- ---------- ---------- ---------- ----------
      Total real estate
       loans............  5,443,303  5,632,585  4,876,575  4,916,980  5,603,744
    Commercial business.      2,177    146,122    114,693    133,537    120,271
    Secured by deposits.      8,557      8,880     10,903     13,054     16,004
    Overdraft line of
     credit.............     12,459      5,595      5,025      5,707      7,171
                         ---------- ---------- ---------- ---------- ----------
      Total loans.......  5,466,496  5,793,182  5,007,196  5,069,278  5,747,190
                         ---------- ---------- ---------- ---------- ----------
MBS:
  1 to 4 units..........  2,079,888  1,632,172  1,847,662  2,097,051  1,674,000
  More than 4 units.....     91,913    101,556    124,639    119,850     87,511
                         ---------- ---------- ---------- ---------- ----------
                          2,171,801  1,733,728  1,972,301  2,216,901  1,761,511
                         ---------- ---------- ---------- ---------- ----------
                         $7,638,297 $7,526,910 $6,979,497 $7,286,179 $7,508,701
                         ========== ========== ========== ========== ==========

  The types of loans which Coast may originate are specified in federal regulations. Although Coast may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States, as of December 31, 1995, 96% of Coast's mortgage loan portfolio is secured by real estate located in California. Coast also has authority to make various kinds of secured and unsecured consumer and commercial business loans, but has not originated or purchased significant amounts of such loans. Coast offers credit card accounts as an agent for an unaffiliated entity but currently extends no credit in connection with such activities.

 Securitization

  Coast has securitized portions of its loan portfolio in recent years ($654.2 million, $434.2 million and $343.0 million in 1995, 1994 and 1993, respectively) for several reasons. First, Coast's strategic downsizing, which was largely accomplished during the period of 1989 through 1991 in response to revised capital requirements mandated by federal law, was facilitated by the creation and sale of a large amount of MBS which are generally more liquid than whole mortgage loans. Second, MBS are more efficient as collateral for borrowings than are whole mortgage loans and thus have the effect of reducing Coast's borrowing costs. Third, a substantial majority of the MBS created by Coast's have been nonrecourse or credit-enhanced securities. Such MBS have the advantages of mitigating credit risk and requiring less capital under the risk-based capital regulation than nonsecuritized mortgage loans (see "Regulation--Regulatory Capital Requirements" below). Mitigating credit risk on MBS is accomplished by purchasing private mortgage insurance, paying higher guarantee fees and/or by splitting the securities into a senior/subordinated structure wherein Coast retains the senior interest and sells the subordinate interests, which generally bear any initial credit losses from the mortgage pools. Coast generally bears no credit losses related to these senior interests until the private mortgage insurance, guarantees and/or the subordinated interests are extinguished. At December 31, 1995, the balance of Coast's MBS consisting of loans originated by Coast was $2.13 billion. Coast has eliminated or mitigated credit risk as described above on $1.53 billion of these MBS.

 Loans to One Borrower Limitations

  With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain entities related to such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. Under prior law (changed in 1988), a savings institution could generally lend an amount equal to its federal regulatory capital to one borrower. The OTS recently amended its lending limit regulations to define the term "unimpaired capital and unimpaired surplus" based upon an institution's regulatory capital and to include in the basic 15% of capital lending limit that portion of an institution's allowances for loan and lease losses that is not includable in regulatory capital as calculated for other regulatory purposes. OTS regulations provide that certain credit extensions may be excepted from the described loans to one borrower limitations. Pursuant to the current regulation, the maximum amount which Coast could have loaned to any one borrower (and related entities) was $87.4 million as of December 31, 1995.

  At December 31, 1995, Coast's largest concentration of credit was to four limited partnerships all of which are affiliates of Lehman Brothers Holdings Inc. At that date, $225.3 million of collateralized direct pay letters of credit were outstanding in connection with housing revenue bonds used to finance multifamily residential properties owned by these partnerships. At December 31, 1995, Coast's second largest concentration of loans and extensions of credit was to Coast's former co-equal partner in CoastFed Properties and his affiliated entities in connection with the real estate development activities of CoastFed Properties. At that date, such extensions of credit totaled $95.3 million, which includes $53.8 million of letters of credit, $30.7 million of loans collateralized by multifamily residential units and $10.8 million of other credit extensions. These credit extensions are excepted from the present OTS loans to one borrower limitations. See "Credit Concentration and Letters of Credit".

 Loan Activity

  Since 1988 Coast has emphasized originations of single family (one-to-four unit) residential real estate loans and has virtually eliminated originations of other types of loans. All multifamily and commercial real estate loans originated in 1995 were to finance the sale of foreclosed real estate or to facilitate the assumption of loans as permitted by the respective mortgage notes.

  Single Family Residential Real Estate Lending. In 1995, 1994 and 1993, Coast originated $1.03 billion, $1.74 billion and $1.07 billion, respectively, of single family loans. Such loans represented 91%, 94% and 88% of total real estate loans originated in 1995, 1994 and 1993, respectively, and are all secured by properties located in California. During 1995, 1994 and 1993, originations of single family ARMs totaled $.99 billion, $1.71 billion and $.90 billion, respectively, and such originations represented 97%, 98% and 84%, respectively, of total single family loans originated.

  Coast offers ARMs that have a fixed interest rate for periods ranging from one month to three years and thereafter provide for interest rates that adjust either monthly or semiannually based on changes in COFI or LIBOR, plus a contractual margin which ranged from 2.30% to 3.60% at December 31, 1995. At December 31, 1995, $4.53 billion of single family ARMs in Coast's loan and MBS portfolio had interest rates tied to COFI, and $.57 billion had interest rates tied to LIBOR. Coast generally discontinued offering second lien mortgage loans in 1991. In 1995, Coast began offering home equity credit lines, which are generally secured by second mortgage liens, to its first mortgage customers. On all home equity credit lines originated, Coast acts as an agent for an unaffiliated entity that is the actual lender.

  Coast currently offers fixed rate first lien mortgage loans which provide for maturities of either 15 or 30 years, with the 30-year loan bearing a slightly higher rate of interest. The general terms of these loans conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other securitization conduits. Substantially all of the fixed rate loans originated in recent years have been sold in the secondary mortgage market.

  Multifamily Residential Lending. In recent years Coast's originations of multifamily loans have been substantially reduced. Since 1989, Coast has originated multifamily mortgage loans solely to provide financing in connection with the sale of foreclosed multifamily properties or to facilitate loan assumptions as permitted by the provisions of the respective mortgage notes.

  Commercial and Construction Real Estate Lending. OTS Regulations generally limit the amount that any federal savings institution may invest in nonresidential real estate loans to 400% of regulatory capital. Coast eliminated virtually all commercial and construction real estate loan originations in 1988. Such originations are made solely to finance the sale of foreclosed properties of this type or to facilitate loan assumptions as permitted by the provisions of the respective mortgage notes.

  Commercial Business Lending. Coast is permitted to originate loans not secured by real estate up to an aggregate amount of 10% of its total assets. Until September 30, 1995, Coast engaged in asset-based commercial lending primarily through its subsidiary, CoastFed Business Credit Corporation ("CBCC"). See "Subsidiaries--Asset-Based Lending." Coast currently does not originate unsecured commercial loans other than to its subsidiaries.

  The following table sets forth certain information with respect to activity in Coast's loan and MBS portfolios during the periods indicated.

                                          YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  -----------
                                              (IN THOUSANDS)
Real estate loans
 originated:
 Conventional:
  1 to 4 units..........  $1,026,233  $1,740,587  $1,072,704  $1,315,964  $ 1,419,115
  More than 4 units.....      56,304      95,554     106,944     108,063      108,999
  Commercial............      40,341      19,212      34,875      30,297       75,376
                          ----------  ----------  ----------  ----------  -----------
    Total conventional
     real estate loans
     originated.........   1,122,878   1,855,353   1,214,523   1,454,324    1,603,490
  Construction..........         --          --          --        6,171          145
  Second mortgage.......         201          55          68       2,800        5,534
                          ----------  ----------  ----------  ----------  -----------
    Total real estate
     loans originated...   1,123,079   1,855,408   1,214,591   1,463,295    1,609,169
Commercial business
 loans originated.......      10,169      45,442      28,635      28,000       24,305
Loans exchanged for MBS,
 net....................    (654,238)   (434,156)   (342,961)   (965,193)  (2,223,811)
Loans sold..............     (44,197)    (28,398)   (130,062)   (286,834)    (180,851)
Principal repayments and
 other decreases of
 loans..................    (761,499)   (652,310)   (832,285)   (917,180)  (1,004,095)
                          ----------  ----------  ----------  ----------  -----------
    Net increase
     (decrease) in
     loans..............    (326,686)    785,986     (62,082)   (677,912)  (1,775,283)
                          ----------  ----------  ----------  ----------  -----------
Loans exchanged for MBS,
 net....................     654,238     434,156     342,961     965,193    2,223,811
MBS purchased...........         --       18,574      10,340      38,091       47,641
MBS sold................     (35,335)   (334,617)   (241,886)   (222,990)  (2,045,761)
Principal repayments and
 other decreases of MBS.    (180,830)   (356,686)   (356,015)   (324,904)     (63,028)
                          ----------  ----------  ----------  ----------  -----------
    Net increase
     (decrease) in MBS..     438,073    (238,573)   (244,600)    455,390      162,663
                          ----------  ----------  ----------  ----------  -----------
      Net increase
       (decrease).......  $  111,387  $  547,413  $ (306,682) $ (222,522) $(1,612,620)
                          ==========  ==========  ==========  ==========  ===========

 General

  Loan Portfolio Composition. The following table sets forth the amounts of each of the indicated categories of loans and MBS held by Coast at the dates indicated.

                                                  DECEMBER 31,
                         --------------------------------------------------------------
                                 1995                 1994                 1993
                         -------------------- -------------------- --------------------
                                     PERCENT              PERCENT              PERCENT
                                    OF TOTAL             OF TOTAL             OF TOTAL
                           AMOUNT   PORTFOLIO   AMOUNT   PORTFOLIO   AMOUNT   PORTFOLIO
                         ---------- --------- ---------- --------- ---------- ---------
                                             (DOLLARS IN THOUSANDS)
Loans:
  ARMs.................. $5,213,333     69%   $5,508,066     73%   $4,648,458     67%
  Fixed rate............    253,163      3       285,116      4       358,738      5
                         ----------    ---    ----------    ---    ----------    ---
                          5,466,496     72     5,793,182     77     5,007,196     72
                         ----------    ---    ----------    ---    ----------    ---
MBS:
  ARMs..................  2,136,777     28     1,695,412     22     1,917,007     27
  Fixed rate............     35,024    --         38,316      1        55,294      1
                         ----------    ---    ----------    ---    ----------    ---
                          2,171,801     28     1,733,728     23     1,972,301     28
                         ----------    ---    ----------    ---    ----------    ---
    Total loans and MBS. $7,638,297    100%   $7,526,910    100%   $6,979,497    100%
                         ==========    ===    ==========    ===    ==========    ===

  The following table presents the contractual maturities of Coast's loans and MBS in the periods indicated as of December 31, 1995.

                      AFTER 1 AFTER 2 AFTER 3 AFTER 5  AFTER 10
               WITHIN THROUGH THROUGH THROUGH THROUGH  THROUGH   AFTER
               1 YEAR 2 YEARS 3 YEARS 5 YEARS 10 YEARS 15 YEARS 15 YEARS TOTAL
               ------ ------- ------- ------- -------- -------- -------- ------
                                         (IN MILLION)
Real estate...  $197   $131    $126    $191     $570     $ 84    $4,144  $5,443
Commercial....   --       2     --      --       --       --        --        2
Other.........    20      1     --      --       --       --        --       21
MBS...........   --       1     --        3      --        14     2,154   2,172
                ----   ----    ----    ----     ----     ----    ------  ------
                $217   $135    $126    $194     $570     $ 98    $6,298  $7,638
                ====   ====    ====    ====     ====     ====    ======  ======

  At December 31, 1995, loans due after one year included $5.05 billion with adjustable interest rates and $198.0 million with fixed interest rates. At December 31, 1995, MBS due after one year included $2.14 billion with adjustable interest rates and $35.0 million with fixed interest rates.

  ARMs. Coast's ARMs generally provide for a 3.30% to 9.00% limit or "cap" on increases or decreases from their initial interest rates, thereby protecting borrowers from unlimited interest rate increases. Coast's ARMs are generally originated with rates of interest that remain fixed during the initial one-month to three-year period at a level that is less than the rate determined by adding the contractual margin to the index at the time of origination. Coast's ARMs also provide for either a 1% cap on the semi-annual interest rate adjustments for LIBOR-based loans and six-month COFI loans without negative amortization or, for Coast's monthly COFI loans, a 7.5% cap on the amount by which monthly payments can increase or decrease from one annual payment adjustment to the next, except that at the end of each five-year interval monthly payments may be adjusted by more than 7.5% in order to provide for amortization of the ARMs by their maturity. Because of the initial period rates, the payment cap provided on Coast's monthly COFI loans and the different times at which interest rate adjustments and payment adjustments are made, contractual monthly payments may not be sufficient to pay the interest accruing on an ARM. The amount of any shortfall ("negative amortization") is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to Coast. Significant negative amortization can have the effect of increasing the loss ultimately realized by Coast upon the disposition of foreclosed properties, and may also have the effect, under certain circumstances, of increasing the associated risk of default, especially on loans originated with relatively high loan-to-value ("LTV") ratios. Because interest rates have generally declined in recent years, Coast's ARMs have generally experienced reductions in negative amortization and, as a result, negative amortization has not been a significant factor in actual credit losses. During 1995, however, the net amount of negative amortization on Coast's ARMs increased by $11.6 million primarily as a result of the origination of single family ARMs for which first-year payments are fixed, based on initial rates, while interest accruals are at fully-indexed rates. Also contributing to greater negative amortization in 1995 were increases in COFI, which moved from the 4.589% level, published as of December 31, 1994, to the December 31, 1995 level of 5.059%.

  The following table sets forth the cumulative amounts of negative amortization included in the real estate loan portfolio at the dates indicated.

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
      Single family mortgage................................... $13,623 $ 1,771
      Multifamily mortgage.....................................     632     982
      Commercial mortgage......................................     200      75
                                                                ------- -------
                                                                $14,455 $ 2,828
                                                                ======= =======

  Loan Underwriting. The loan underwriting process is intended to assess both the prospective borrower's credit standing and ability to repay, and the value and adequacy of the real property security as collateral for the mortgage loan. Prospective borrowers complete an application that includes information with respect to the applicant's bank accounts, assets, liabilities, income, credit history, employment history, and personal information. The application also includes the amount of, and reason for, the loan being requested. Coast generally obtains verifications of an applicant's employment and income, and appraisals of the security property, which are part of the application process, are performed by qualified staff appraisers or Coast-approved fee appraisers. All outside fee appraisals are reviewed either by a Coast appraiser or by a retained appraisal review company. The loan must be approved by various levels of management and/or authorized underwriter(s) based on the loan amount. Coast's salaried loan underwriters analyze the loan application, the credit information and the appraisal, and, depending on the underwriter's approval limit, either approve a requested loan or make a recommendation to Coast's loan committee concerning approval of a requested loan. Prior to July 1991, borrowers were generally qualified at the initial interest rate plus 1% on single family ARMs unless the initial interest rate was below 7.5%, in which case the borrowers were qualified at that initial rate plus 1.5%. In July 1991, as interest rates declined, this guideline was modified to generally qualify borrowers at a minimum of 7.5% for single family ARMs. Coast's current general practice is to qualify borrowers at the fully indexed rate. This guideline may be modified based on changing market conditions, compensating factors and other considerations.

  For all real estate loans, Coast requires title insurance insuring the priority of its lien, fire and extended coverage casualty insurance, and may also require flood insurance if appropriate in order to protect Coast's interest in the security property.

  Loan-to-Value Ratios. Subject to certain restrictions, federal savings banks are generally permitted to make loans with LTV ratios up to 100% on single family mortgage loans. See "Regulation--Lending Standards" for a discussion of additional lending limitations. However, Coast generally limits the LTV ratios of first lien single family mortgage loans to 90% and obtains private mortgage insurance on mortgage loans with LTV ratios in excess of 80%. Coast began offering home equity credit lines to its first mortgage customers during 1995. All of the home equity credit lines which Coast originates are sold to an unaffiliated entity. The maximum combined LTV (based on both the amount of the first mortgage loan and the maximum amount of the home equity credit line) on a Coast home equity credit line is 90%. In early 1994, Coast began originating single family loans with LTV ratios up to 95% under the FNMA Low-to-Moderate Income Programs. These loans are insured through private mortgage insurance and are originated for immediate sale to either FHLMC or FNMA. Coast also offers a six-month COFI ARM without negative amortization for loans to purchase single family properties with LTV ratios up to 95% and private mortgage insurance.

  Due on Sale Clauses. Substantially all fixed rate loans in Coast's loan portfolio contain a "due on sale" clause providing that Coast may declare the unpaid principal amount due and payable upon the sale of the property securing the loan. While the enforceability of due on sale clauses in certain mortgage instruments has been restricted in some states, including California, federal law generally preempts certain of these state restrictions. Although the ARMs in Coast's portfolio contain a due on sale clause, an ARM is generally transferable to a purchaser of the security property, if the purchaser meets Coast's creditworthiness standards.

 Sales and Servicing of Mortgage Loans

  In addition to originating and purchasing loans for its own portfolio, Coast participates in secondary mortgage market activities by selling whole loans and participations in loans to FHLMC, FNMA and various institutional investors such as other savings banks, savings and loan associations and insurance companies. Sales of mortgage assets function primarily to fund lending operations, manage interest rate risk and increase the loan servicing portfolio. The marketability of loans, loan participations and MBS, however, depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. At December 31, 1995, Coast held $221.0 million of loans designated as held for sale, whose fair value was approximately $230.0 million.

  Prior to 1990, Coast generally sold loans with various subordination or recourse (together, "recourse") provisions which provide a remedy against Coast, as the seller, by the purchaser if the borrower fails to make payments on a sold loan. OTS regulations require the maintenance of risk-based capital for loans sold with recourse. See "Regulation--Regulatory Capital Requirements--General Capital Requirements." Accordingly, since 1990 it has generally been Coast's practice to sell loans without recourse and Coast had no recourse sales in 1995, 1994 or 1993. For additional information on loans sold with recourse, see Notes 13 and 17 of Notes to Consolidated Financial Statements.

  Coast sells mortgage loans and loan participations for cash proceeds calculated as a percentage of the principal amount of the loans or participations which will yield the buyer a current market return at the time of the sale, over the term of the loans or participations sold. Gain or loss is recognized based upon the difference between these proceeds and the book value of the loans or participations sold. If Coast retains the servicing of the loans sold, which it typically does, an additional gain or loss is recognized and a receivable or payable is recorded at the time of sale based upon the net present value of the expected amounts to be received or paid resulting from the difference between the contractual interest rates received from borrowers, less a normal servicing fee, and the rate to be paid to the buyer.

  Servicing of loans sold by Coast includes the responsibility for collecting and remitting loan payments, taking steps to ensure that insurance and tax payments are made on a timely basis, and otherwise administering the loans, for which Coast receives a fee. Coast was servicing loans for investors of $3.42 billion, $3.96 billion and $4.18 billion at December 31, 1995, 1994 and 1993, respectively. The amount of annual servicing fees collected by Coast is recognized as servicing fee income over the life of the loan and varies, but generally is calculated as an amount equal to a rate ranging from .125% to
 .25% (for multifamily loans), and .25% to .375% (for single family loans), based on the outstanding principal amount of the loans serviced. During 1995 the average annual servicing fee on Coast's portfolio of serviced loans was
 .27%.

  For additional information on Coast's sales and servicing of mortgage loans, see Note 17 of Notes to Consolidated Financial Statements.

 Fees and Discounts

  In addition to the interest earned on loans, Coast may charge fees for services such as originating loans, making loan commitments, receiving loan prepayments and late payments and processing changes of property ownership. The income realized from such services varies with the volume of loans originated, purchased or prepaid, and the rates of fees vary from time to time depending on various factors including competitive conditions in the mortgage markets.

  Loan origination fees and the incremental direct costs relating to loans originated are deferred and amortized over the lives of the related loans. Deferred loan origination fees and costs are amortized into interest income utilizing the interest method. Discounts on loans acquired are amortized using the interest method over the remaining contractual terms of the loans as adjusted for estimated prepayments.

  Coast's current origination fees on its single family ARMs generally range from none to 2% of the principal amount of the loan plus up to $700 of ancillary fees.

RISK ELEMENTS

 California Real Estate

  Approximately 96% of Coast's loans and MBS are secured by properties located in California, which experienced rising unemployment, declining occupancy and rental rates, and declining property values from 1990 through 1992. Since 1993, however, unemployment has declined, and the decline in occupancy rates, rental rates and property values appears to have moderated. As a result of these factors, Coast's loans secured by properties located in California which are 90 days or more delinquent increased from $137.1 million at December 31, 1991, to $151.1 million at December 31, 1992, but decreased to $106.4 million at December 31, 1993, $92.3 million at December 31, 1994, and $80.2 million at December 31, 1995. There can be no assurance that the California economy will continue to improve, nor can there be any assurance that there will not be additional delinquencies and/or further declines in property values in California. For additional information with respect to the California economy, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation--Nonperforming Assets."

  During 1994, the greater Los Angeles area experienced a strong earthquake, followed by a series of significant aftershocks, which caused damage to property and infrastructure over a widespread area of Los Angeles and surrounding communities. As a result, the GVA was increased by $15 million during the first quarter of 1994 to absorb potential losses from the damaged properties. This portion of the GVA was subsequently charged off in its entirety.

 Nonperforming Loans

  Coast defines nonperforming loans to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans") and (ii) loans whose terms have been modified such that the interest rates charged to the borrowers have been reduced to levels below the original contract rates and below market rates of interest at both the time of modification and the reporting date ("Modified Loans"). It is Coast's policy to discontinue the recognition of income and to reverse previously accrued and uncollected interest on loans when there is reasonable doubt as to collectibility of the loans. Generally, interest accruals are discontinued when loans become 90 days past due, or earlier when other conditions warrant. If Nonaccrual Loans at December 31, 1995, had been interest-earning throughout the year, interest income of $6.3 million would have been earned on these loans at their respective contractual rates. For the year ended December 31, 1995, actual interest earned on such loans was $2.6 million. Nonaccrual Loans totaled $81.4 million, $96.7 million, $117.1 million, $156.7 million and $142.0 million at December 31, 1995, 1994, 1993, 1992 and 1991, respectively. See "Business--Nonperforming Assets" below.

  The following table sets forth certain loan delinquency information, which includes information on Nonaccrual Loans, at the dates indicated and by the period of delinquency.

                              DECEMBER 31, 1995             DECEMBER 31, 1994
                         ----------------------------  -----------------------------
                          OVER 60   OVER 90             OVER 60   OVER 90
                         TO 90 DAYS  DAYS     TOTAL    TO 90 DAYS   DAYS     TOTAL
                         ---------- -------  --------  ---------- --------  --------
                                          (DOLLARS IN THOUSANDS)
Single family mortgage..  $ 7,196   $43,792  $ 50,988   $  6,999  $ 53,421  $ 60,420
Multifamily mortgage....    6,218    25,646    31,864     16,297    30,145    46,442
Commercial mortgage.....    9,609    11,619    21,228     10,464    13,052    23,516
Other...................      179       294       473         67        95       162
                          -------   -------  --------   --------  --------  --------
                          $23,202   $81,351  $104,553   $ 33,827  $ 96,713  $130,540
                          =======   =======  ========   ========  ========  ========
Percent of total loans..      .42%     1.49%     1.91%       .58%     1.67%     2.25%
                          =======   =======  ========   ========  ========  ========

  The following table stratifies the multifamily residential and commercial loan portfolios by geographical location, by type of loan and by the range of the loans' original principal balances, and compares these strata to their respective proportions of nonperforming loans as of December 31, 1995.

ORIGINAL PRINCIPAL BALANCE RANGE          CALIFORNIA             OTHER STATES               TOTAL
--------------------------------   ------------------------ ---------------------- ------------------------
                                     TOTAL    NONPERFORMING  TOTAL   NONPERFORMING   TOTAL    NONPERFORMING
FROM                  THROUGH        LOANS        LOANS      LOANS       LOANS       LOANS        LOANS
----              --------------------------- ------------- -------- ------------- ---------- -------------
                                                                (IN THOUSANDS)
LOANS:
Multifamily:
$ 0               $      1 million $  662,070    $14,441    $  5,175    $  --      $  667,245    $14,441
$ 1 million       $      2 million    260,930      2,470      15,066       --         275,996      2,470
$ 2 million       $      5 million    163,624      8,735      55,854       --         219,478      8,735
$ 5 million       $     10 million     68,973        --       44,828       --         113,801        --
$10 million       $     15 million     41,269        --       25,764       --          67,033        --
$15 million       and greater          15,168        --          --        --          15,168        --
                                   ----------    -------    --------    ------     ----------    -------
                                    1,212,034     25,646     146,687       --       1,358,721     25,646
                                   ----------    -------    --------    ------     ----------    -------
Commercial and other:
$ 0               $      1 million    260,363      2,673       3,899        40        264,262      2,713
$ 1 million       $      2 million    131,249      3,479      20,725     1,000        151,974      4,479
$ 2 million       $      5 million    168,026      4,721      44,083       --         212,109      4,721
$ 5 million       $     10 million    118,799        --       44,828       --         163,627        --
$10 million       $     15 million     10,446        --       37,735       --          48,181        --
$15 million       and greater          68,314        --          --        --          68,314        --
                                   ----------    -------    --------    ------     ----------    -------
                                      757,197     10,873     151,270     1,040        908,467     11,913
                                   ----------    -------    --------    ------     ----------    -------
 Total multifamily and commercial
  loans:                            1,969,231     36,519     297,957     1,040      2,267,188     37,559
                                   ----------    -------    --------    ------     ----------    -------
MBS:
Multifamily:
$ 0               $      1 million     72,084        --          --        --          72,084        --
$ 1 million       $      2 million     12,186        --          --        --          12,186        --
$ 2 million       $      5 million      7,643        --          --        --           7,643        --
                                   ----------    -------    --------    ------     ----------    -------
 Total multifamily MBS                 91,913        --          --        --          91,913        --
                                   ----------    -------    --------    ------     ----------    -------
 Total                             $2,061,144    $36,519    $297,957    $1,040     $2,359,101    $37,559
                                   ==========    =======    ========    ======     ==========    =======

  Although the historical loss rates have been lower among the strata with smaller principal balances, there can be no assurance that this experience will continue, or that Coast will not experience additional delinquencies and/or credit losses in any of the strata shown above.

 Impaired Loans

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), which, during the fourth quarter of 1994 was subsequently amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. SFAS 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively valued for impairment. A loan is impaired when, based on current information and events, a creditor will be unable to collect all amounts contractually due under a loan agreement. Loans are evaluated for impairment as part of Coast's normal internal asset review process. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between Coast's investment in the loan and the fair value of the collateral securing the loan. Coast's impaired loans totaled $135.2 million and $112.6 million at December 31, 1995 and 1994, respectively, and for the years then ended the average investment in impaired loans was $109.9 million and $85.7 million, respectively. Interest income on such loans totaled $8.1 million in 1995 and $6.4 million in 1994, and was recognized utilizing the cash-basis method of accounting. As of December 31, 1995 and 1994, Nonaccrual Loans included $37.6 million and $43.3 million, respectively, of impaired loans.

  Impaired loans at December 31, 1995, included $127.2 million of loans for which valuation allowances of $25.6 million had been established and $33.6 million of loans for which no allowance was considered necessary. At December 31, 1994 Coast had $92.9 million of impaired loans for which valuation allowances of $18.5 million had been established and $38.2 million of such loans for which no allowance was considered necessary. All such provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statement of operations. Coast had recoveries of zero and $.1 million of previously established allowances during the years ended December 31, 1995 and 1994, respectively. Cash payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the respective loan.

 Restructured Loans

  Coast has reached agreements with certain borrowers that provide for restructuring existing loans secured by income-producing properties. Restructurings, which include Modified Loans (as defined under "Nonperforming Loans" above), are generally in the form of interest rate adjustments, extensions of maturities or deferred payments of principal or interest. Restructured loans totaled $30.5 million, $37.3 million, $76.4 million, $96.5 million and $38.7 million at December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The restructured loans had effective yields of 8.00% and 7.87% at December 31, 1995 and 1994, respectively. The loans identified as restructured loans at December 31, 1995, represent loans that were modified prior to the Company's implementation of SFAS 114 in 1994 and which are performing in accordance with their modified terms. Coast accounts for such loans under the provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as permitted under SFAS 114. For the years ended December 31, 1995, 1994 and 1993, $2.4 million, $2.9 million and $5.2 million, respectively, was earned on these restructured loans which is included in interest income on loans in the accompanying consolidated statement of operations. Interest income on these loans for the years ended December 31, 1995, 1994 and 1993, would have totaled $3.2 million, $3.8 million and $7.8 million, respectively, under their original terms. At December 31, 1995, Coast had no commitments to lend additional funds to these borrowers.

 General Valuation Allowance

  Coast maintains a GVA to absorb credit losses related to its assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly and based upon a number of factors, including asset classifications, economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis and Coast's underwriting practices. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased GVA in future periods. In addition, regulatory agencies, as an integral part of their examination process, periodically review Coast's GVA. These agencies may require Coast to establish additional allowances based on their judgments of the information available at the time of the examination.

  The table shown below reflects the changes in the GVA for the periods indicated.

                                             LOANS
                                  ---------------------------
                                  RESIDENTIAL COMMERCIAL REAL
                                  REAL ESTATE ESTATE MORTGAGE OFF-BALANCE
                                   MORTAGAGE     AND OTHER    SHEET ITEMS TOTAL
                                  ----------- --------------- ----------- -----
                                                  (IN MILLIONS)
Balance at December 31, 1990.....    $ 34          $ 42          $ 20     $ 96
Additions charged to operations..      37            26            19       82
Recoveries.......................       3             1            --        4
Losses charged...................     (13)          (29)           --      (42)
                                     ----          ----          ----     ----
Balance at December 31, 1991.....      61            40            39      140
Additions charged (reductions
 credited) to operations.........      19            31            (4)      46
Recoveries.......................       4             3            --        7
Losses charged...................     (35)          (15)           (3)     (53)
                                     ----          ----          ----     ----
Balance at December 31, 1992.....      49            59            32      140
Additions charged (reductions
 credited) to operations.........      69             8           (16)      61
Recoveries.......................       2             5            --        7
Losses charged...................     (67)          (19)           (2)     (88)
                                     ----          ----          ----     ----
Balance at December 31, 1993.....      53            53            14      120
Additions charged (reductions
 credited) to operations.........      68            (2)            9       75
Recoveries.......................       6             1            --        7
Losses charged...................     (78)          (24)          (15)    (117)
                                     ----          ----          ----     ----
Balance at December 31, 1994.....      49            28             8       85
Additions charged to operations..      40            --            --       40
Recoveries.......................       1             1            --        2
Losses charged...................     (38)           (4)           --      (42)
Sale of subsidiary...............      --            (3)           --       (3)
Reallocations....................      (4)           (5)            9       --
                                     ----          ----          ----     ----
Balance at December 31, 1995.....    $ 48          $ 17          $ 17     $ 82
                                     ====          ====          ====     ====

  In 1990 and earlier years, various parts of the country (particularly the Northeastern and Southeastern regions) experienced an economic recession that generally resulted in significant reductions in real estate values throughout those regions. During 1990, California began to experience an economic recession and, fueled in particular by defense industry cutbacks, the California recession grew during the succeeding years and into 1993 to a level that was both the broadest and deepest in more than 50 years. During the latter part of 1993 and through 1995 the economic conditions in California have generally stabilized, and marginal improvement has been observed in many areas of California.

  Coast began to establish its GVA in 1989 and, during each subsequent period, adjusted the balance of such allowance to a level believed appropriate based on available information with respect to economic and other factors, and the changing credit risk profiles of its assets and off-balance sheet items. During 1994 Coast experienced losses on residential real estate mortgage loans that exceeded the beginning of the year balance of the related portion of the GVA, primarily as a result of two factors described below--the January 1994 earthquake and the 1994 elimination of certain recourse liability. While Coast believes it has adequately provided for the possible credit loss exposure based on current conditions and the information currently available to it, deterioration of economic conditions or other circumstances could result in a need for Coast to record additional loss provisions.

  1994 Earthquake--During 1994 the greater Los Angeles area experienced a significant earthquake (see "California Real Estate" above), one result of which was the necessity for Coast to provide $15 million of additional GVA for the resulting losses. This portion of the GVA was subsequently charged off in its entirety.

  Elimination of certain recourse liability--During 1994, Coast exercised its option to eliminate the recourse liability associated with $977 million of multifamily loans that had been securitized into FNMA pools. The results of this transaction included the following: (i) Coast eliminated all future exposure to credit losses (write-downs and holding costs) related to the loans and foreclosed real estate owned, relinquished the related spread account asset and reduced the GVA allocated to such exposure by $20 million, (ii) Coast recorded an increase in its provision for losses of approximately $6 million, and (iii) Coast wrote off approximately $10 million of its excess servicing asset, with such write-off, entitled Elimination of Excess Spread Servicing Asset, included as a reduction of noninterest income in the accompanying consolidated statement of operations.

  While management believes that the balance of the GVA is adequate, there can be no assurance that increases in the GVA will not be required in the future, or that losses charged will not exceed the beginning of the period allowance for any future period.

  Net loans charged off as a percentage of average loans outstanding were .73%, 1.77%, 1.60%, .78% and .46% for the years ended December 31, 1995, 1994,
1993, 1992, and 1991, respectively. The 1994 net loan charge-offs and their percentage of average loans were greater than those recorded in 1993 due to the factors noted above. For additional information on valuation allowances, see "Nonperforming Assets", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -Nonperforming Assets" and Note
3 of Notes to Consolidated Financial Statements.

CREDIT CONCENTRATION AND LETTERS OF CREDIT

  At December 31, 1995, Coast had letters of credit outstanding aggregating $382.6 million (see "Lending Activities--Loans to One Borrower Limitations"). The letters of credit were issued primarily in 1984 and 1985 to enhance the rating of $394.6 million of housing revenue bonds issued to finance the construction of multifamily residential projects developed by CoastFed Properties and owned by various limited partnerships. In these transactions, the proceeds of the respective housing revenue bond issues were loaned by the bond trustees to the limited partnerships to finance the respective projects.

  Prior to 1990, Coast was involved in real estate development activities as a co-equal partner in CoastFed Properties, a real estate development partnership. During 1990, Coast withdrew from CoastFed Properties and ceased all involvement in such real estate development activities; however, various extensions of credit to Coast's former general partner and his affiliates generally resulting from these activities remain outstanding and represent Coast's second largest credit concentration, totaling $95.3 million, comprised of $53.8 million of letters of credit, $30.7 million of loans collateralized by multifamily residential units and $10.8 million of other credit extensions. At December 31, 1995, the loan payable to the housing bond trustee associated with one of the letters of credit issued to the respective borrower was in default. Coast has installed a court-appointed receiver to manage the property. In the event the default is not remedied by the borrower and Coast forecloses on the property, it would become a component of Coast's foreclosed real estate owned and would increase nonperforming assets by approximately $32 million. All other extensions of credit to this borrower and his affiliates are performing in accordance with their terms.

  At December 31, 1995, the loan payable to the housing revenue bond trustee associated with another letter of credit was in default. Coast has installed a court-appointed receiver to manage the property. In the event the default is not remedied by the borrowing entity and Coast forecloses on the property, it would become a component of Coast's foreclosed real estate owned and would increase nonperforming assets by approximately $19 million.

  Coast receives periodic fees for providing the letters of credit supporting the housing revenue bonds represented by the positive difference, if any, between the rates of interest paid to the bondholders and the rates of interest received from the owners of the various projects. The rates of interest on the tax-exempt housing revenue bonds are reset each week. In the event the rates of interest on the bonds were to exceed the rates of interest on the respective notes, Coast would pay the difference and would not, therefore, receive the periodic fee income described above. These letters of credit fees amounted to $5.9 million, $9.2 million and $7.8 million in 1995, 1994 and 1993, respectively, and are included in other noninterest income in the accompanying consolidated statement of operations. The decrease of $3.3 million from 1994 to 1995 in servicing fee income related to housing bonds resulted primarily from decreases in the spread between fixed rates received from the borrowers and adjustable rates paid to the bondholders.

  Any draws against the letters of credit not reimbursed by the project owners generally are advanced under subordinate deed of trust notes held by Coast on the projects, and such advances are generally charged off as disbursed. The risks to Coast under the letters of credit are generally similar to those of permanent financing of multifamily residential properties. In evaluating the overall adequacy of Coast's GVA, management has considered various aspects of these credit extensions. While Coast believes it has adequately provided for the possible credit loss exposure based on current conditions and the information currently available to it, deterioration of economic conditions or other circumstances could result in a need for Coast to record additional loss provisions with respect to these letters of credit.

NONPERFORMING ASSETS

  Coast defines nonperforming assets to include foreclosed real estate owned, Nonaccrual Loans, nonaccrual high yield bonds and Modified Loans. The following table sets forth the components of nonperforming assets at the dates indicated.

                                         DEC     DEC     DEC     DEC     DEC
                                         31,     31,     31,     31,     31,
                                         1995    1994    1993    1992    1991
                                        ------  ------  ------  ------  ------
                                              (DOLLARS IN MILLIONS)
Foreclosed real estate owned........... $   32  $   44  $  101  $  161  $  187
Nonaccrual Loans.......................     81      97     117     157     142
Modified Loans.........................    --        1       2       1      38
Nonaccrual high yield bonds............    --      --      --      --        3
                                        ------  ------  ------  ------  ------
  Total nonperforming assets........... $  113  $  142  $  220  $  319  $  370
                                        ======  ======  ======  ======  ======
Total assets........................... $8,252  $8,197  $8,095  $8,352  $8,635
                                        ======  ======  ======  ======  ======
Ratio of total nonperforming assets to
 total assets..........................   1.37%   1.73%   2.72%   3.82%   4.28%
                                        ======  ======  ======  ======  ======

  The following table highlights certain ratios with respect to Coast's GVA as of the dates indicated.

                                                         AS OF DECEMBER 31,
                                                      ----------------------------
                                                      1995  1994  1993  1992  1991
                                                      ----  ----  ----  ----  ----
   GVA to Nonaccrual Loans........................... 101%   88%  103%   89%   99%
   GVA to Nonperforming Assets.......................  73%   60%   55%   44%   38%

  As of December 31, 1995, Coast's ratios of Nonaccrual Loans to total loans and nonperforming assets to total assets declined to 1.49% and 1.37%, respectively, from 1.67% and 1.73%, respectively, as of December 31, 1994. Management believes the historical progress in reducing nonperforming assets is generally attributable to a slowly improving economy in California, stabilizing property values in Coast's market areas and a continuation of management's policy of aggressively resolving delinquencies and disposing of foreclosed real estate owned. In that the incidence of delinquencies and foreclosures is influenced by many variables, there can be no assurance that Coast will not experience increased levels of nonperforming assets, despite the apparently improving economic outlook for California.

  The following table sets forth the December 31, 1995, components of nonperforming assets by geographic location.

                                                        OTHER           PERCENT
NONPERFORMING ASSETS                         CALIFORNIA STATES  TOTAL   OF TOTAL
--------------------                         ---------- ------ -------- --------
                                                   (DOLLARS IN THOUSANDS)
Nonaccrual Loans:
  Single family residential.................  $ 43,633  $  159 $ 43,792   38.8%
  Multifamily residential...................    25,646     --    25,646   22.7
  Commercial and other......................    10,873   1,040   11,913   10.5
                                              --------  ------ --------  -----
                                                80,152   1,199   81,351   72.0
                                              --------  ------ --------  -----
Foreclosed real estate owned:
  Single family residential.................    15,030      47   15,077   13.3
  Multifamily residential...................     6,652     --     6,652    5.9
  Commercial and other......................     7,672   2,295    9,967    8.8
                                              --------  ------ --------  -----
                                                29,354   2,342   31,696   28.0
                                              --------  ------ --------  -----
Total nonperforming assets..................  $109,506  $3,541 $113,047  100.0%
                                              ========  ====== ========  =====

SUBSIDIARIES

 Insurance and Investment Services

  Coast Fed Services ("CFS"), a wholly owned subsidiary of Coast, provides hazard and other insurance and investment products as an agent for insurers and mutual funds and a range of trustee services, including acting as trustee on deeds of trust held by Coast. CFS reported pretax earnings of $11.0 million and $9.9 million for the years ended December 31, 1995 and 1994, respectively, which results include commissions earned on investment, insurance and related products of $12.7 million and $13.2 million, respectively. For segment reporting related to CFS, see Note 18 of Notes to Consolidated Financial Statements.

 Asset-Based Lending

  On September 30, 1995 the Bank terminated its asset-based lending activity through the sale of its former subsidiary, CBCC. At the date of sale, CBCC had a loan portfolio of $135.8 million. The consolidated statement of operations for the year ended December 31, 1995, includes a pretax gain of $7.5 million resulting from the sale of CBCC.

OTHER INVESTMENTS

  In addition to loans and MBS, Coast invests in other securities. These investments, a majority of which have maturities of less than ninety days, satisfy regulatory requirements that Coast maintain minimum average balances of liquid assets and also serve to fund normal operational requirements. Such investments are summarized in the following table as of the dates indicated.

                                                   DECEMBER 31,
                                   ---------------------------------------------
                                        1995           1994           1993
                                   -------------- -------------- ---------------
                                   CARRYING FAIR  CARRYING FAIR  CARRYING  FAIR
                                    VALUE   VALUE  VALUE   VALUE  VALUE   VALUE
                                   -------- ----- -------- ----- -------- ------
                                                   (IN MILLIONS)
Federal funds sold and other
 short term investments:
 Qualifying for regulatory
  liquidity:
 Federal funds sold..............   $28.0   $28.0  $ --    $ --   $120.0  $120.0
 Repurchase agreements...........     --      --     --      --    340.0   340.0
                                    -----   -----  -----   -----  ------  ------
                                     28.0    28.0    --      --    460.0   460.0
                                    -----   -----  -----   -----  ------  ------
 Not qualifying for regulatory
  liquidity:
 Commercial paper................     2.4     2.4    2.4     2.4     4.1     4.1
                                    -----   -----  -----   -----  ------  ------
 Federal funds sold and other
  short term investments.........    30.4    30.4    2.4     2.4   464.1   464.1
                                    -----   -----  -----   -----  ------  ------
Investment securities:
 Qualifying for regulatory
  liquidity:
 U.S. Treasury securities........     --      --     4.8     4.8     --      --
                                    -----   -----  -----   -----  ------  ------
 Not qualifying for regulatory
  liquidity:
 Commercial paper, custodial.....    24.3    24.3   32.6    32.6    39.0    39.0
 Repurchase agreements,
  custodial......................     3.4     3.4    --      --      5.8     5.8
 Other marketable securities,
  custodial......................      .4      .4     .1      .1      .5      .5
                                    -----   -----  -----   -----  ------  ------
                                     28.1    28.1   32.7    32.7    45.3    45.3
                                    -----   -----  -----   -----  ------  ------
  Investment securities..........    28.1    28.1   37.5    37.5    45.3    45.3
                                    -----   -----  -----   -----  ------  ------
                                    $58.5   $58.5  $39.9   $39.9  $509.4  $509.4
                                    =====   =====  =====   =====  ======  ======

  As of December 31, 1995, the weighted average yield on the short-term investment securities listed above was 4.79%.

  The carrying and fair values of long-term investment securities are shown in the following table at the dates indicated.

                                                    DECEMBER 31,
                                    --------------------------------------------
                                         1995           1994           1993
                                    -------------- -------------- --------------
                                    CARRYING FAIR  CARRYING FAIR  CARRYING FAIR
                                     VALUE   VALUE  VALUE   VALUE  VALUE   VALUE
                                    -------- ----- -------- ----- -------- -----
                                                   (IN MILLIONS)
Qualifying for regulatory
 liquidity:
 U.S. Treasury securities:
 Held to maturity.................   $40.3   $40.5  $40.7   $39.8  $ --    $ --
                                     -----   -----  -----   -----  -----   -----
Not qualifying for regulatory
 liquidity:
 States of the U.S. and political
  subdivisions thereof:
 Held to maturity.................     3.6     3.7    3.7     3.7    4.1     4.4
Corporate debt and equity
 securities:
 Available for sale...............     --      --     --      --      .5      .5
Money market trust accounts:
 Held to maturity.................     --      --     --      --    29.1    29.1
Other marketable securities:
 Held to maturity.................      .8      .8     .6      .6     .5      .5
                                     -----   -----  -----   -----  -----   -----
                                       4.4     4.5    4.3     4.3   34.2    34.5
                                     -----   -----  -----   -----  -----   -----
                                     $44.7   $45.0  $45.0   $44.1  $34.2   $34.5
                                     =====   =====  =====   =====  =====   =====

  Following is a table which describes the amounts of Coast's long-term investment securities which mature in the periods indicated, and their weighted average yields as of December 31, 1995.

                                                                     WEIGHTED
      REMAINING MATURITY                                    AMOUNT AVERAGE YIELD
      ------------------                                    ------ -------------
                                                                (DOLLARS IN
                                                                 MILLIONS)
      Within one year...................................... $40.3      6.17%
      After one through two years..........................    .8      7.00
      After ten years......................................   3.6      7.21
                                                            -----      ----
                                                            $44.7      6.27%
                                                            =====      ====

DEPOSITS AND OTHER SOURCES OF FUNDS

 General

  In addition to deposits, Coast obtains funds from payments on loans and MBS, positive cash flows generated from its operations, from borrowings and securities sold under agreements to repurchase ("Reverse Repurchase Agreements"), from FHLB of San Francisco advances, and from sales of loans and MBS. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary widely. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations.")

 Deposits

  Coast's primary source of funding is retail deposits obtained through its 89 retail banking offices. Coast attracts deposits from the general public by offering a wide assortment of accounts and rates. Coast offers regular deposit accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities and individual retirement and Keogh retirement accounts.

  Another potential source of funding is broker-originated deposits, although in recent years Coast has not utilized broker-originated deposits as interest rates on such deposits have been higher than on comparable branch-originated deposits. At December 31, 1995 Coast had remaining broker-originated deposits of $34.7 million.

  The variety of deposit accounts offered by Coast has allowed it to be competitive in obtaining retail funds and has allowed it to mitigate the effect of disintermediation (the flow of funds away from depository institutions into alternate investments such as mutual funds and money market accounts as well as into direct investment vehicles including government and corporate securities). However, Coast has become more subject to short-term fluctuations in deposit flows in recent years as customers have become more interest rate sensitive. The ability of Coast to attract and maintain deposits and to minimize its cost of funds has been and will continue to be significantly affected by money market conditions. The following table sets forth Coast's deposit flows during the periods indicated.

                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
                                             (IN MILLIONS)
Deposits..................... $ 14,758  $ 13,922  $ 12,146  $ 12,269  $ 17,614
Withdrawals..................  (14,693)  (14,128)  (12,521)  (13,172)  (18,617)
                              --------  --------  --------  --------  --------
  Net cash deposits flow.....       65      (206)     (375)     (903)   (1,003)
Accounts obtained through
 acquisitions of branches....      149       --        --        --        --
Accounts disposed of through
 sales of branches...........     (209)      --        (35)     (314)   (1,027)
Interest credited............      239       177       182       253       422
                              --------  --------  --------  --------  --------
  Net increase (decrease) in
   deposits.................. $    244  $    (29) $   (228) $   (964) $ (1,608)
                              ========  ========  ========  ========  ========

  The following table shows the amounts of Coast's deposits by type of account at the dates indicated.

                                              DECEMBER 31,
                         ------------------------------------------------------
                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
                                               (IN THOUSANDS)
Demand:
  Checking accounts..... $  632,025 $  464,321 $  448,325 $  475,170 $  476,855
                         ---------- ---------- ---------- ---------- ----------
Savings:
  Money market..........    666,019    866,569  1,186,787  1,760,187  1,963,336
                         ---------- ---------- ---------- ---------- ----------
Time:
  Currently offered:
    Less than 90-day....      9,551     19,471     29,331     62,837    100,753
    90-day..............     21,158     35,424     74,628    202,155    459,653
    Six-month...........     76,050    238,496  1,465,925    561,196    376,567
    Seven-month.........  1,689,716  1,324,501     94,878    138,010    137,085
    Eight-month.........     74,831    458,358     63,620    129,456    653,448
    Nine-month..........     34,754    213,575    915,276    129,298    456,913
    Ten-month...........    670,174     38,959        --         --         --
    One-year and
     fourteen-month.....  1,433,381  1,080,919    295,336    923,709    591,479
    Eighteen-month and
     two-year...........    412,105    686,503    777,703  1,284,973  1,496,475
    Three-year..........     39,478     89,915    139,329    130,895    109,666
    Four-year...........     23,689     32,665     54,684     37,305     37,625
    More than four-year.    280,739    281,723    293,285    230,506    102,218
    Public agency
     deposits...........        100        297      4,150        642      6,040
    Broker-originated...     34,724     40,874     55,290     60,369    128,708
                         ---------- ---------- ---------- ---------- ----------
                          4,800,450  4,541,680  4,263,435  3,891,351  4,656,630
                         ---------- ---------- ---------- ---------- ----------
  Discontinued products:
    Less than one-year..      1,676      4,099      6,728      3,528      1,859
    One-year to two-
     year...............        500      2,817      2,503      5,370        742
    Over two-year to
     four-year..........        350        195        501        377        617
    Over four years.....     22,452        127        280        147         77
                         ---------- ---------- ---------- ---------- ----------
                             24,978      7,238     10,012      9,422      3,295
                         ---------- ---------- ---------- ---------- ----------
      Total time........  4,825,428  4,548,918  4,273,447  3,900,773  4,659,925
                         ---------- ---------- ---------- ---------- ----------
                         $6,123,472 $5,879,808 $5,908,559 $6,136,130 $7,100,116
                         ========== ========== ========== ========== ==========

  The following table sets forth the amounts of deposits as of the dates indicated by interest rate categories.

                                                                DECEMBER 31,
                                                            --------------------
                                                             1995   1994   1993
                                                            ------ ------ ------
                                                               (IN MILLIONS)
      0.00- 1.99%.......................................... $  480 $  489 $  501
      2.00- 2.99%..........................................    398    606  1,241
      3.00- 3.99%..........................................    574  1,193  2,190
      4.00- 4.99%..........................................  1,442  1,780  1,395
      5.00- 5.99%..........................................  2,358  1,263    172
      6.00- 6.99%..........................................    723    414    171
      7.00- 7.99%..........................................    100     85    160
      8.00-13.99%..........................................     48     50     79
                                                            ------ ------ ------
                                                            $6,123 $5,880 $5,909
                                                            ====== ====== ======

  The following table presents the amount of deposits by interest rate categories at December 31, 1995, which mature during the periods indicated.


                                                   ACCOUNTS WHICH MATURE IN
                                              ----------------------------------
                                                                    AFTER
                                               1996  1997 1998 1999 1999  TOTAL
                                              ------ ---- ---- ---- ----- ------
                                                        (IN MILLIONS)
   0.00-1.99%................................ $  480 $ -- $ -- $ -- $ --  $  480
   2.00-2.99%................................    398   --   --   --   --     398
   3.00-3.99%................................    574   --   --   --   --     574
   4.00-4.99%................................  1,424   13    4    1   --   1,442
   5.00-5.99%................................  2,086  212   36   24   --   2,358
   6.00-6.99%................................    582   85   22   34   --     723
   7.00-9.99%................................     43   52   19   34   --     148
                                              ------ ---- ---- ---- ----  ------
                                              $5,587 $362 $ 81 $ 93 $ --  $6,123
                                              ====== ==== ==== ==== ====  ======

  The following table sets forth the amounts of deposits with balances greater than or equal to $100,000 by remaining term to maturity as of December 31, 1995.


     REMAINING TERM TO MATURITY (IN MONTHS)                           AMOUNT
     --------------------------------------                        -------------
                                                                   (IN MILLIONS)
     Three or less................................................    $  445
     Over three to six............................................       238
     Over six to twelve...........................................       304
     Over twelve..................................................       120
                                                                      ------
                                                                      $1,107
                                                                      ======

 Borrowings and Other Financing Transactions

  Other potential sources of funds available to Coast include a line of credit with the FHLB of San Francisco, revenue repurchase agreements and, if other sources are not available, direct access to borrowings from the Federal Reserve System. In addition, Coast has access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various external factors including market conditions, Coast's credit rating and general economic conditions.

  At December 31, 1995, FHLB advances were $804.3 million, and the amount of additional credit available from the FHLB was $1.26 billion.

  The reverse repurchase agreements used by Coast involve the sale of securities owned by Coast with a commitment to repurchase the same securities at a predetermined price at a future date, typically within three months, depending on the type of collateral, from the date of the initial sale. These transactions are borrowings collateralized by the securities sold and are included as other borrowings in Coast's consolidated statement of financial condition. See Note 8 of Notes to Consolidated Financial Statements.

  At December 31, 1995, Coast had capital notes outstanding with a face amount of $57.5 million due in 2002, and the Company had senior notes outstanding with a face amount of $57.5 million due in 2000. The capital notes are redeemable at the option of Coast, in whole or in part, after December 31, 1997, and the senior notes are redeemable at the option of the Company, in whole or in part, after April 1, 1998.

  At December 31, 1995, Coast had pledged $3.19 billion of loans receivable, MBS, and FHLB of San Francisco stock to secure its advances from the FHLB of San Francisco and other borrowings. See Note 8 of Notes to Consolidated Financial Statements. Changes in the collateralization levels due to changes in market interest rates or other factors could require Coast to add collateral to secure its outstanding borrowings.

  The following table sets forth certain information with respect to Coast's borrowings at the dates indicated.

                                               DECEMBER 31,
                          ----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
FHLB advances...........  $  804,250  $  954,450  $  704,200  $1,094,950  $  712,750
Reverse repurchase
 agreements (1).........     546,153     714,689     742,196     401,478     198,912
Federal funds purchased
 (1)....................     110,120      19,822      80,581      58,513      60,623
Capital notes...........      55,746      55,495      55,244     112,577      57,380
Senior notes............      56,227      55,922      55,616         --          --
Convertible subordinated
 debentures.............         --          --          --          593         594
Other...................      20,840      19,183      19,544      35,837      33,833
                          ----------  ----------  ----------  ----------  ----------
  Total borrowings......  $1,593,336  $1,819,561  $1,657,381  $1,703,948  $1,064,092
                          ==========  ==========  ==========  ==========  ==========
Weighted average inter-
 est rate...............        6.28%       6.47%       4.61%       5.42%       7.04%
                          ==========  ==========  ==========  ==========  ==========

--------
(1) The period-end amounts are not necessarily reflective of Coast's activity in these borrowings during the periods.

  Certain information with respect to Coast's significant short-term borrowings is set forth below.

                                                     AT OR FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     --------  ------  --------
                                                      (DOLLARS IN MILLIONS)
Reverse repurchase agreements:
  Balance........................................... $  546.2  $714.7  $  742.2
  Average amount outstanding (1)....................    856.7   668.1     816.9
  Maximum amount outstanding (2)....................  1,123.3   766.0   1,033.5
  Weighted average rate:
    At end of year..................................     5.80%   6.05%     3.42%
    During year (1).................................     5.97    4.42      3.33
Federal funds purchased:
  Balance........................................... $  110.1  $ 19.8  $   80.6
  Average amount outstanding (1)....................     70.6    62.8      73.2
  Maximum amount outstanding (2)....................    110.1    96.0     103.8
  Weighted average rate:
    At end of year..................................     5.37%   5.06%     3.10%
    During year (1).................................     6.08    4.31      3.29

--------
(1) Weighted average based upon end of month balances and rates.
(2) Based upon end of month balances.

COMPETITION

  Coast faces significant competition both in its lending activities and in attracting deposits. Competition in originating loans comes primarily from other savings banks, savings and loan associations, commercial banks and mortgage bankers. Coast competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides borrowers.

  Coast faces substantial competition for deposits from other savings banks, savings and loan associations, commercial banks, money market mutual funds, credit unions and others providing investment opportunities. The ability of Coast to attract and retain deposits depends on its ability to provide an investment opportunity meeting the requirements of investors as to rate of return, liquidity, risk and other factors. Coast attracts deposits through its retail banking offices primarily from the communities in which such offices are located. Coast competes for deposits by offering a variety of deposit accounts at competitive rates and by maintaining convenient business hours and retail banking office locations with interbranch deposit and withdrawal privileges at each and access to automated teller machines which provide 24-hour facilities for the convenience of its customers.

  Many states, including California, have adopted legislation which permits, subject to various conditions and restrictions, banking on an interstate basis. Additionally, federal legislation enacted in 1994 eliminates certain federal restrictions, and preempts certain state law restrictions, on interstate banking by banks. Certain key provisions of this legislation do not become effective until 1997. With the advent of interstate branching, competitors of Coast may be able to conduct extensive interstate banking operations and thereby gain competitive advantages. In addition, the OTS has removed prior regulatory restrictions on the branching authority of federal savings institutions and now permits nationwide branching by institutions meeting certain capital and other requirements.

REGULATION

 General

  The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. Coast is a federally chartered savings bank and a member of the FHLB of San Francisco. Coast's deposits are insured by the FDIC through the SAIF. Coast is subject to examination and regulation by the OTS and the FDIC with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The OTS's operations, including examination activities, are funded by assessments levied on its regulated institutions.

  Coast is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") concerning reserves required to be maintained against deposits, consumer lending requirements and certain other matters. Financial institutions, including Coast, may also be subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and potential liability for the costs of remediation thereof.

  The descriptions of the statutes and regulations applicable to the Company and Coast set forth below and elsewhere herein do not purport to be complete descriptions of such statutes and regulations and their effects on the Company and Coast. Such descriptions also do not purport to identify every statute and regulation that may apply to the Company or Coast.

  The OTS's enforcement authority over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to initiate removal and prohibition orders against officers, directors and certain other persons. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound conditions or practices.

  The FDIC has authority to recommend that the OTS take any authorized enforcement action with respect to any federally insured savings institution. If the OTS does not take the recommended action or provide an acceptable plan for addressing the FDIC's concerns within 60 days after receipt of the recommendation from the FDIC, the FDIC may take such action if the FDIC Board of Directors determines that the institution is in an unsafe or unsound condition or that failure to take such action will result in the continuation of unsafe or unsound practices in conducting the business of the institution. The FDIC may also take action prior to the expiration of the 60-day time period in exigent circumstances after notifying the OTS.

  The FDIC may terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.

 Federal Home Loan Bank System

  As a member of the FHLB System, Coast is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in a minimum amount determined at the end of each year based on the greatest of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, (ii) 5% of its outstanding borrowings and letters of credit from the FHLB, or (iii) 0.3% of its total assets. Coast was in compliance with this requirement, with an investment of $85.8 million in FHLB of San Francisco stock at December 31, 1995.

  The FHLB of San Francisco serves as a reserve or central bank for the member institutions within its assigned region, the Eleventh FHLB District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of San Francisco. See "Deposits and Other Sources of Funds--Borrowings and Other Financing Transactions" above.

  Each FHLB is required to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the entity established to raise funds to resolve troubled thrift cases, to fund the principal and a portion of the interest on bonds issued by the REFCORP and certain other obligations. In addition, each FHLB is required to transfer a percentage of its annual net earnings, now 10%, to fund an affordable housing program mandated by applicable federal law. As a result of these requirements and other factors, the FHLB of San Francisco has experienced reduced earnings since the enactment of FIRREA. It is anticipated that this may continue and that Coast will continue to receive a relatively low level of dividends on its FHLB of San Francisco stock in future periods. During 1995, 1994 and 1993, Coast recorded dividend income of $4.5 million, $3.3 million and $2.5 million respectively, on its FHLB of San Francisco Stock.

 Insurance of Accounts

  The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The SAIF insures the deposits of savings institutions that were insured by the FSLIC prior to the enactment of FIRREA. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

  Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has implemented a risk-based federal deposit insurance premium system under which savings institutions are assigned a deposit insurance premium rate ranging from 0.23% to 0.31%. Coast paid $17.3 million, $16.4 million and $18.5 million in deposit insurance premiums to SAIF in 1995, 1994 and 1993, respectively, compared to $15.5 million in 1992.

  Prior to 1995, the risk-based deposit insurance premiums paid by savings institutions insured by the SAIF and by commercial banks and other institutions insured by the BIF, which, together with earnings on investments, are the principal funding sources for the respective insurance funds, had been assessed based on identical rate schedules having the above range of premium assessment rates (that is, from 0.23% to 0.31%). The SAIF and the BIF are each required by statute to attain and thereafter to maintain a reserve to deposits ratio of 1.25%. The BIF has reached the required reserve level, whereas, based upon projections by the FDIC, the SAIF is not expected to reach its targeted ratio until at least the year 2002, or later. This disparity arises from the BIF's greater premium revenues and the requirement that a substantial portion of the SAIF premiums be used to repay bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. In November 1995, the FDIC reduced its deposit insurance premiums for BIF member institutions to a range of from none to $.27 per $100 of deposits (subject to a statutory minimum of $2,000 in annual assessments), with an historical low average of approximately $.043 per $100 of deposits, effective beginning with the semiannual period commencing January 1, 1996. The FDIC maintained the current range of deposit insurance premiums assessable against SAIF member institutions at $.23 to $.31 per $100 of deposits.

  The current deposit rate premium disparity between BIF-insured institutions and SAIF-insured institutions resulting from the recently implemented BIF premium reduction places SAIF-insured institutions at a competitive disadvantage due to higher premium costs and may worsen the financial condition of the SAIF by leading to a shrinkage in its deposit base. A number of proposals for assisting the SAIF in attaining its required reserve level, and thereby permitting SAIF deposit insurance premiums to be reduced to levels at or near those paid by BIF-insured institutions, have been under discussion in Congress and among various of the affected parties and relevant government agencies. Congress proposed, as part of the budget reconciliation bill submitted to and vetoed by the President in late 1995, a one-time, special assessment on all savings institutions to recapitalize the SAIF. The proposal would have required SAIF-insured institutions to pay a one-time special assessment (estimated to be between approximately 80 and 90 basis points on deposits) and would provide for a pro rata sharing by all federally insured institutions of the obligation, now borne entirely by SAIF-insured institutions, to pay the interest on the FICO Bonds. If the proposed legislation were ultimately to become law, the special assessment would be reported in Coast's consolidated statement of operations in the quarter during which the budget reconciliation bill (or such other bill to which such legislation may be attached) is finally enacted.

  Also included in the budget reconciliation bill were provisions that would eliminate the deduction for additions to tax bad debt reserves available to qualifying thrift institutions under existing provisions of the Internal Revenue Code. The bill would also generally have required "recapture" (i.e., inclusion in taxable income) of the balance of such reserve accounts to the extent they exceed a base year amount (generally the balance of reserves as of December 31, 1987. (Coast's tax bad debt reserves at December 31, 1995, exceeded the base year amount by approximately $5.8 million and the related liability for recapture has been accrued.) The Company cannot predict whether or in what form the above described legislation will be enacted or the effect of such legislation, if adopted, on Coast's operations and financial condition.

 Liquidity

  Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. Coast's liquidity and short-term liquidity ratios for the calculation period ended December 31, 1995, were 5.57% and 4.89%, respectively, which exceeded the applicable requirements.

 Community Reinvestment Act

  The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance." Coast was rated "outstanding" in its last CRA examination.

 Classification of Assets

  Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard", "doubtful" or "loss" if warranted. Adequate valuation allowances for loan losses, consistent with generally accepted accounting principles, are required to be established for assets classified as "substandard" or "doubtful". If an asset is classified as "loss", the institution must either charge it off or establish a specific allowance for loss in an amount equal to the amount classified as "loss". An asset which currently does not warrant classification as "substandard" but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention". The institution's OTS District Director has the authority to approve, disapprove or modify any asset classification and any amounts established as allowances for loan losses.

 Regulatory Capital Requirements

  General Capital Requirements. Federal law and the regulatory capital provisions of the OTS regulations promulgated thereunder (the "Capital Regulations") established three capital requirements -a "core capital requirement" (referred to as the "leverage limit" in the Capital Regulations), a "tangible capital requirement" and a "risk-based capital requirement." The capital standards established by the OTS are required, with certain exceptions, to be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case by case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

  The core capital requirement currently included in the Capital Regulations mandates that a savings institution maintain "core capital" of not less than 3% of adjusted total assets. "Core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock, including any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required under GAAP to reflect changes in the fair value of certain securities held by the institution that are categorized as "available for sale" are not to be included in the calculation of core capital for regulatory capital purposes. Intangible assets (not including purchased or originated mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill as described below) must be deducted from core capital.

  Under the Capital Regulations, core capital may include purchased or originated mortgage servicing rights and purchased credit card relationships, subject to certain limitations. In addition, prior to January 1, 1995, qualifying supervisory goodwill was permitted to be included by an eligible savings institution in core capital in an amount up to .375% of adjusted total assets. The amount of qualifying supervisory goodwill which may be included in core capital was completely eliminated beginning January 1, 1995. At December 31, 1994, the amount of qualifying supervisory goodwill included in Coast's core capital was $31 million. This amount represents a portion of the $299 million contribution that Coast received from the Federal Savings and Loan Insurance Corporation ("FSLIC") to induce Coast's 1987 acquisition of Central Savings and Loan Association's ("Central") assets and liabilities as further described below in this section, and that the FSLIC agreed was to have been considered a permanent capital contribution. After subsequent amendment of applicable federal law, the OTS characterized the contribution as qualifying supervisory goodwill.

  The tangible capital requirement adopted by the OTS Director requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus purchased or originated mortgage servicing rights, subject to certain limitations.

  The risk-based capital requirements provide, among other things, that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of credit risk deemed to be associated with such assets. In addition, the asset base for computing a savings institution's risk-based capital requirement includes off-balance sheet items, including letters of credit, and loans or other assets sold with subordination or other recourse arrangements. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

  The Capital Regulations substantially changed the capital requirements for asset sales with recourse or the retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold. Essentially, the Capital Regulations treat asset sales with recourse as if they had not occurred, and generally require a savings institution to maintain capital against the entire amount of assets sold with recourse, even if the recourse is for less than the full amount of assets sold, with one limited exception. The exception is that assets sold with recourse with respect to which the recourse percentage is less than the applicable risk-based capital requirement are not included in risk-weighted assets; however, capital is required to be maintained in an amount equal to such recourse amount. A savings institution's retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold is treated in the same manner as an asset sale with recourse. As of December 31, 1995, the outstanding principal balances of loans Coast had sold with recourse or subordination totaled $398.5 million, and the amount of capital required to be maintained against such off-balance sheet items was $14.2 million, which included $13.1 million determined based on recourse amounts representing recourse percentages which are less than the applicable risk-based capital percentage, and $1.1 million determined by applying the applicable risk-based capital percentage to the risk-weighted principal balance of the respective loans sold with recourse. The federal banking regulatory authorities and the OTS are currently considering revising the definition and treatment of recourse for purposes of the risk-based capital requirement. There can be no assurance that any new rules ultimately adopted will not be more restrictive than the recourse-related provisions of the current Capital Regulations or that past transactions will be "grandfathered" under any new rules.

  The Capital Regulations state that OTS regulated institutions are required to maintain additional risk-based capital equal to one-half of the amount by which the decline in the institution's "net portfolio value" that would result from a hypothetical 200 basis point increase or decrease in interest rates exceeds 2% of the estimated "economic value" of its assets. The one exception to this general rule is that if the three-month Treasury bond equivalent yield falls below 4%, an institution would measure the hypothetical downward change at one-half of that Treasury yield. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash flows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Both the "net portfolio value" and the "economic value" include, as specified in the regulation, the book value of assets and liabilities that are not interest rate sensitive. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk and, based on Coast's balance sheet as of December 31, 1995, there would be no increase in Coast's minimum capital requirement as of that date. The OTS has to date deferred implementation of this regulation.

  The risk-based capital rules of the OTS, FDIC and other federal banking agencies provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (i) significant exposure to concentration of credit risk such as risks from high interest rates, prepayments, significant off-balance sheet items or risks arising from nontraditional activities, or (ii) that the institution is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

  On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association from the FSLIC in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. FIRREA eliminated the FSLIC and replaced it (and the Federal Home Loan Bank Board) for supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. No prediction can be made as to whether this lawsuit will be successful, or if successful, what damages might be awarded to Coast. In three cases with similar issues the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. The Court of Appeals for the Federal Circuit, sitting en banc, affirmed the Court of Federal Claims ruling in these cases. The federal government was granted a review of the Court of Appeals decision by the United States Supreme Court with oral arguments scheduled for April 1996.

  The following table reflects, in both dollars and ratios, Coast's regulatory capital position as of December 31, 1995, as well as the requirements at that date.

                                                        ACTUAL       REQUIRED
                                                     ------------  ------------
                                                     AMOUNT RATIO  AMOUNT RATIO
                                                     ------ -----  ------ -----
                                                       (DOLLARS IN MILLIONS)
   December 31, 1995:
     Risk-based.....................................  $567  10.86%  $418  8.00%
     Core...........................................   449   5.47    246  3.00
     Tangible.......................................   449   5.47    123  1.50

  Following is a reconciliation of Coast's stockholder's equity to the minimum federal regulatory capital requirements as of December 31, 1995 and 1994.

                                                DECEMBER 31,
                                -----------------------------------------------
                                         1995                    1994
                                ----------------------- -----------------------
                                                 RISK-                   RISK-
                                       TANGIBLE  BASED         TANGIBLE  BASED
                                CORE   CAPITAL  CAPITAL CORE   CAPITAL  CAPITAL
                                -----  -------- ------- -----  -------- -------
                                                (IN MILLIONS)
Stockholder's equity of Coast.. $ 463   $ 463    $ 463  $ 420   $ 420    $ 420
Excluded items:
  Long-term foreclosed real
   estate owned................                     (2)                    --
  Unrealized (gain) loss on
   securities available for
   sale, net of taxes..........    (7)    (7)       (7)     1       1        1
  Goodwill.....................    (7)    (7)       (7)   (12)    (12)     (12)
  Fully capitalized items......                     (1)                     (1)
Supplementary capital:
  Subordinated debt............                     56                      55
  General valuation allowance..                     65                      67
  Qualifying supervisory
   goodwill....................   --      --       --      31     --        31
                                -----   -----    -----  -----   -----    -----
                                  449     449      567    440     409      561
Minimum requirement............  (246)   (123)    (418)  (245)   (122)    (427)
                                -----   -----    -----  -----   -----    -----
    Excess..................... $ 203   $ 326    $ 149  $ 195   $ 287    $ 134
                                =====   =====    =====  =====   =====    =====

  FIRREA requires a savings institution which fails to meet its capital standards to submit a capital restoration plan to the OTS Director which describes the manner in which the institution proposes to increase its capital and the activities in which it will engage, and requires that any increase in its assets be met with a commensurate increase in tangible capital and risk-based capital. As part of the submission of a capital plan, a savings institution is required to certify that, during the pendency of its application for approval of its capital plan, it will adhere to certain growth restrictions, and will not make any capital distributions or engage in certain other prohibited or restricted activities. The OTS must, with certain limited exceptions, limit the asset growth of any such institution.

  Upon approval of a capital plan by the OTS, the submitting savings institution is not generally subject to enforcement sanctions for failure to meet its statutory capital standards as long as it is in compliance with the approved capital plan. However, there is no limit on the authority of the OTS to take any appropriate action with respect to any unsafe or unsound practice or condition of a savings institution, other than the failure to comply with the capital standards. As a result, approval of a capital plan by the OTS does not limit any authority of the Director of the OTS under any other provisions of law.

  The OTS has the authority to issue a capital directive to a savings institution that does not satisfy its minimum capital requirements. The capital directive may also specify corrective actions to be taken and a capital directive, including any plan submitted pursuant to a capital directive, is directly enforceable in a court of law. The Capital Regulations provide that material failure of a savings institution to comply with any plan, regulation, written agreement, undertaking, order or directive issued pursuant to the Capital Regulations, including a material noncompliance with the capital requirements, shall be treated by the Director as an unsafe and unsound practice. The existence of an unsafe and unsound practice authorizes the OTS to take enforcement or supervisory action against a savings institution, including the appointment of a conservator or receiver. Moreover, other regulations restrict growth and prohibit savings institutions not meeting minimum capital requirements from paying dividends and from making certain types of investments without the prior approval of the OTS. The FDIC may also terminate a savings institution's deposit insurance upon failure to meet applicable capital requirements and may temporarily suspend a savings institution's deposit insurance if the FDIC finds that the institution has no tangible capital (which may be calculated under certain conditions by including goodwill). If such termination were to occur, accounts outstanding at the time of such termination would continue to be insured for a period of at least six months.

  Prompt Corrective Action. FDICIA contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." These provisions expand the powers and duties of the OTS and the FDIC and expressly authorize, or in many cases direct, regulatory intervention at an earlier state than was previously the case.

  The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) a savings institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) a savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions);
(iii) a savings institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8% or has either a Tier 1 risk-based or a core capital ratio that is less than 4%; (iv) a savings institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3%; and (v) a savings institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade a savings institution from "well capitalized" to "adequately capitalized", or to subject an "adequately capitalized" or "undercapitalized" savings institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1995, Coast's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

  Generally, FDICIA requires that an undercapitalized institution submit an acceptable capital restoration plan to the appropriate federal banking agency. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of (i) 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with a plan filed pursuant to FDICIA.

  An undercapitalized institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the FDIC determines the proposed action will further the purpose of the "prompt corrective action" sections of FDICIA.

  Under FDICIA, the OTS must place a "critically undercapitalized," institution in conservatorship or receivership within 90 days after it becomes "critically undercapitalized" or take such other actions as the OTS, with the concurrence of the FDIC, deems appropriate. In addition, the institution must comply with the restriction described above and must discontinue, beginning 60 days after becoming critically undercapitalized, any payment of principal and interest on its subordinated debt unless the FDIC determines that an exception to this provision would further the purposes of FDICIA. Until July 15, 1996, these provisions do not apply to subordinated debt outstanding on July 15, 1991, and unpaid interest may continue to accrue on any subordinated debt affected by the provisions. The FDIC is authorized to restrict the activities of any critically undercapitalized institution and to prohibit such an institution, without the FDIC's prior written approval, from: (i) entering into any material transaction other than in the usual course of business; (ii) engaging in any covered transaction (as defined in Section 23A(b) of the Federal Reserve Act) with affiliates; (iii) paying excessive compensation or bonuses; and (iv) paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas.

 Qualified Thrift Lender Test

  Under the qualified thrift lender ("QTL") test, as revised by FDICIA, a savings institution generally is required to invest at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing. At December 31, 1995, Coast's qualified thrift investments were 86% of portfolio assets, calculated on a monthly average, rolling 12-month "look-back" basis. A savings institution's failure to remain a QTL may result in: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends.

 Savings and Loan Holding Company Regulations

  As a savings and loan holding company, the Company is subject to certain restrictions with respect to its activities and investments. Among other things, the Company is generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company which is not a subsidiary of the Company.

  Similarly, OTS approval must be obtained prior to any person acquiring control of the Company or Coast. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company.

  The Company is considered an "affiliate" of Coast for regulatory purposes. Savings associations are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System and certain additional limitations. In addition, savings associations are generally prohibited from extending credit to an affiliate, other than the association's subsidiaries, unless the affiliate is engaged only in activities which the Federal Reserve Board has determined to be permissible for bank holding companies and which the OTS has not disapproved.

  Savings and loan holding companies which control only one savings association are exempt, if the association meets its QTL test, from restrictions on the conduct of unrelated business activities that are applicable to other savings and loan holding companies and that are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act.

 Restrictions on Dividends and Other Capital Distributions.

  Savings association subsidiaries of holding companies generally are required to provide not less than thirty days' advance notice to their OTS District Director of any proposed declaration of a dividend on the association's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

  Limitations are imposed under OTS regulations upon "capital distributions" by savings associations, including cash dividends, payments to repurchase or otherwise acquire an association's shares, payments to stockholders of another association in a cash-out merger and other distributions charged against capital.

  An institution that meets its fully phased-in capital requirements is permitted to make capital distributions during a calendar year of up to the greater of (i) 100% of its net income during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year

(the amount by which the institution's actual capital exceeded its fully phased-in capital requirement at that date) and (ii) 75% of its net income over the most recent four-quarter period. An institution that meets its current minimum capital requirements but not its fully phased-in capital requirements may make capital distributions up to 75% of its net income over the most recent four-quarter period, as reduced by the amounts of any capital distributions previously made during such period. An institution that does not meet its minimum regulatory capital requirements immediately prior to, or on a pro forma basis after giving effect to, a proposed capital distribution is not authorized to make any capital distributions unless it receives prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan. As of December 31, 1995, Coast met its fully phased-in capital requirement.

  The OTS has proposed an amendment to its capital distribution regulation to conform to its "prompt corrective action" regulations by replacing the current "tiered" approach summarized above with one that would allow savings institutions to make capital distributions that would not result in the institution falling below the "adequately capitalized" capital category. Under this proposal, a savings institution would be able to make a capital distribution (i) without notice or application, if the institution is not held by a savings and loan holding company and received a composite CAMEL rating (the CAMEL rating is assigned by federal financial institution examiners to summarize an institution's condition by reference to five key components of the examination process: capital, asset quality, management, earnings and liquidity) of 1 or 2, (ii) by providing notice to the OTS if, after the capital distribution, the institution would remain at least "adequately capitalized," or (iii) by submitting an application to the OTS.

  The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations.

 Lending Standards

  The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by individual institutions' boards of directors should not exceed levels set forth in the Interagency Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for loans secured by improved property other than owner-occupied single family residences. No limit is set for loans secured by owner-occupied single family residence loans, but the Interagency Guidelines state that such loans exceeding a 90% loan-to-value ratio should have private mortgage insurance or some form of credit enhancement. The Interagency Guidelines further permit a limited amount of loans that do not conform to these criteria. Coast has adopted lending policies in accordance with the Interagency Guidelines, and requires private mortgage insurances for single family loans with a loan-to-value ratio higher than 80%.

TAXATION

 General

  Federal Income Tax. Under applicable provisions of the Internal Revenue Code of 1986, as amended, a savings institution that meets certain definitional tests relating to the composition of its assets and the sources of its income (a "Qualifying Savings Institution") is permitted to establish reserves for bad debts and to make annual additions thereto under the experience method ("Experience Deduction") which qualify as deductions from taxable income. Alternatively, a Qualifying Savings Institution may elect annually to compute its deduction for allowable additions to its bad debt reserves on qualifying real property loans as a percentage of taxable income before such deduction ("Percentage Deduction"), regardless of its actual bad debt experience, subject to certain limitations based upon the amount of its deposits and qualifying real property loans.

  The availability of the Percentage Deduction, presently 8% of taxable income, has permitted Qualifying Savings Institutions to be taxed at a lower effective federal income tax rate (32.2%) than that generally applicable to corporations (35.0%). For the period from 1981 through 1994, however, Coast claimed an Experience Deduction because such deduction was higher than that allowed under the Percentage Deduction method. Coast anticipates it will have a tax-basis loss and therefore will claim an Experience Deduction for its 1995 taxable year as well.

  If Coast's accumulated bad debt reserves are deemed to have been used for any purpose other than to absorb bad debt losses, such as for the payment of dividends in excess of its current and accumulated earnings and profits (as calculated for federal income tax purposes) or for the redemption of Coast's common stock, all or a portion of the amount used, and an amount equal to the tax attributable thereto, may both be subject to federal income tax at then applicable rates.

  Coast will also be subject to an alternative minimum tax computed with respect to Coast's regular taxable income (with certain adjustments) as increased by its tax preference items, if such alternative minimum tax exceeds Coast's regular tax liability. The tax preference items common to savings institutions such as Coast include the excess (if any) of its annual tax bad debt deduction over the deduction that would have been available under the experience method and 75% of the excess of Coast's "adjusted current earnings" over its regular taxable income. For any taxable years in which its regular taxable income is fully offset by net operating loss carry-forwards, Coast will incur an alternative minimum tax liability equal to approximately 2% of its alternative minimum taxable income.

  The Omnibus Budget Reconciliation Act of 1993 generally provides that FSLIC assistance is to be taken into account as compensation in determining the loss deductible on the disposition of a "covered asset." This provision applies to assistance credited on or after March 4, 1991. Certain assets acquired in Coast's acquisition of Central are subject to this provision. This provision of the 1993 legislation did not have any adverse impact on Coast because, under Coast's agreement with the FSLIC relating to the Central acquisition, federal tax benefits related to affected FSLIC assistance are payable to the FDIC as successor to the FSLIC.

  Pending Legislation. The Revenue Reconciliation Act of 1995, which was vetoed by President Clinton, contained certain provisions that, if enacted into law, (1) would repeal the special rules of existing law that enable savings banks and other thrift institutions to claim a deduction for additions to a reserve for bad debts, and (2) would require thrift institutions to recapture into income their post-1987 bad debt reserves over a six-year period. The thrift tax provisions were proposed to be effective for taxable years beginning after December 31, 1995. There can be no assurance as to whether the thrift tax provisions will be enacted into law and, if so, whether the provisions will be modified in any material respect; therefore, the Company cannot predict the impact of the pending legislation. See "Business-- Regulation--Insurance of Accounts."

  California Franchise Tax. The California franchise tax applicable to Coast is a variable rate tax, computed under a formula which results in a rate higher than the rate applicable to nonfinancial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations, which taxes generally are not paid by banks or financial corporations such as Coast. Coast and its California subsidiaries file California state franchise tax returns on a combined reporting basis.

  Examinations. Coast's federal income tax returns have been examined by the Internal Revenue Service through December 31, 1986, and by the California Franchise Tax Board through December 31, 1987. The Franchise Tax Board is currently examining the years 1988 through 1990. It is expected that the Franchise Tax Board will challenge the taxability of income earned by Coast's former Nevada financing subsidiaries, the last of which was liquidated in 1989. While there can be no assurance as to the outcome of this matter, the management of Coast believes the position taken by Coast on its franchise tax returns will most likely be sustained. The Internal Revenue Service has recently commenced an examination of the Company's tax returns for the years 1992 and 1993. The Company does not anticipate any material changes to its federal tax returns as previously filed.

EMPLOYEES

  At December 31, 1995, Coast had approximately 1,441 full-time equivalent employees, none of whom was represented by a union or other collective bargaining group or agent. Coast believes its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  Coast owns 12 of its branch offices and its administrative offices. The remaining branch offices and the office building in which its executive offices are located are leased under leases which expire by the year 2032. Lease payments were $19.4 million in 1995 and $19.8 million in 1994. Coast's net investment in branch offices, premises, equipment and leaseholds was $92.9 million at December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS

  On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association from the FSLIC in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. FIRREA eliminated the FSLIC and replaced it (and the Federal Home Loan Bank Board) for supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. No prediction can be made as to whether this lawsuit will be successful, or if successful, what damages might be awarded to Coast. In three cases with similar issues the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. The Court of Appeals for the Federal Circuit, sitting en banc, affirmed the Court of Federal Claims ruling in these cases. The federal government was granted a review of the Court of Appeals decision by the United States Supreme Court with oral arguments scheduled for April 1996.

  There are various other actions pending against Coast or the Company but, in the opinion of management, the probable liability resulting from such suits is unlikely, individually or in the aggregate, to have a material effect on Coast.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the New York and Pacific stock exchanges under the symbol "CSA." There were 4,259 stockholders of record at December 31, 1995. See Note 15 of Notes to Consolidated Financial Statements for information regarding the market price of the Company's common stock. The Company's ability to pay cash dividends primarily depends upon cash dividends it receives from Coast and is also subject to limitations based on liquidity and other factors set forth in the indenture relating to outstanding debt securities of the Company. Based on the level of liquid assets maintained by the Company as of December 31, 1995, and the aforementioned indenture restrictions, the Company had approximately $.3 million available for dividend distributions at December 31, 1995. Coast's ability to pay cash dividends to the Company is subject to limitations contained in applicable federal regulations and to additional limitations based on earnings and other factors set forth in an indenture relating to outstanding debt securities of Coast. Under the most restrictive of these limitations, Coast had approximately $79.8 million available for distribution at December 31, 1995. In addition, payment of dividends in excess of Coast's accumulated earnings and profits as calculated for tax purposes (approximately $156 million at December 31, 1994) would have significant negative tax consequences to Coast. See Item 1. "Business--Regulation--Restrictions on Dividends and Other Capital Distributions" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity." The Company has paid no dividends to its stockholders since 1990 and does not anticipate paying dividends on its common stock in the foreseeable future. See
Note 10 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                 COAST SAVINGS FINANCIAL INC. AND SUBSIDIARIES
                   FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY

                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
FINANCIAL CONDITION
Total assets............  $8,251,680  $8,196,517  $8,094,817  $8,351,826  $8,635,014
Loans receivable,
 net(1).................   5,466,496   5,793,182   5,007,196   5,069,278   5,747,190
MBS(1)..................   2,171,801   1,733,728   1,972,301   2,216,901   1,761,511
Investment securities,
 short-term investments,
 federal funds sold and
 FHLB stock(1)..........     189,016     164,181     607,471     496,811     460,569
Goodwill................       7,332      11,504      12,927      13,841      15,631
Deposits................   6,123,472   5,879,808   5,908,559   6,136,130   7,100,116
FHLB advances and other
 borrowings.............   1,537,590   1,764,066   1,602,137   1,590,778   1,006,118
Capital notes and other
 subordinated debt......      55,746      55,495      55,244     113,170      57,974
Stockholders' equity(2).     417,434     375,214     393,568     325,745     278,627
                          ==========  ==========  ==========  ==========  ==========
OPERATIONS
Net interest income.....  $  201,051  $  187,911  $  201,566  $  209,677  $  206,664
Provision for loan
 losses.................      40,000      75,000      61,000      46,000      82,000
                          ----------  ----------  ----------  ----------  ----------
 Net interest income
  after provision for
  loan losses...........     161,051     112,911     140,566     163,677     124,664
                          ----------  ----------  ----------  ----------  ----------
Noninterest income:
 Loan servicing fees and
  charges...............      13,518      15,231      19,155      21,306      23,233
 Gain on sale of
  subsidiary............       7,549         --          --          --          --
 Gain (loss) on sale of
  loans and securities..        (110)       (540)      6,653       7,539      52,180
 Other..................      36,662      28,233      34,485      35,824      71,153
                          ----------  ----------  ----------  ----------  ----------
                              57,619      42,924      60,293      64,669     146,566
                          ----------  ----------  ----------  ----------  ----------
Noninterest expense:
 General and
  administrative........     161,722     160,278     160,950     153,732     168,686
 Real estate operations.       4,090      10,088      34,259      52,779      52,190
 Amortization of
  goodwill..............       1,221       1,424       1,413       1,467       1,509
 Debt conversion
  expense...............         --          --          --          --        2,185
                          ----------  ----------  ----------  ----------  ----------
                             167,033     171,790     196,622     207,978     224,570
                          ----------  ----------  ----------  ----------  ----------
 Earnings (loss) from
  continuing operations
  before income tax
  expense (benefit) and
  cumulative effect of
  change in accounting
  for income taxes......      51,637     (15,955)      4,237      20,368      46,660
Income tax expense
 (benefit)..............      18,835      (9,417)    (12,999)    (16,746)      4,946
                          ----------  ----------  ----------  ----------  ----------
 Earnings (loss) before
  cumulative effect of
  change in accounting
  for income taxes......      32,802      (6,538)     17,236      37,114      41,714
Cumulative effect of
 change in accounting
 for income taxes.......         --          --          --       10,914         --
                          ----------  ----------  ----------  ----------  ----------
  Net earnings (loss)...  $   32,802  $   (6,538) $   17,236  $   48,028  $   41,714
                          ==========  ==========  ==========  ==========  ==========
Per share data:
 Stockholders' equity...  $    22.46  $    20.33  $    21.32  $    20.24  $    17.41
 Fully diluted earnings
  (loss):
 Before cumulative
  effect of change in
  accounting for income
  taxes.................        1.71        (.35)        .94        2.25        2.62
 Cumulative effect of
  change in accounting
  for income taxes......         --          --          --          .67         --
                          ----------  ----------  ----------  ----------  ----------
  Net earnings (loss)...  $     1.71  $     (.35) $      .94  $     2.92  $     2.62
                          ==========  ==========  ==========  ==========  ==========
 Dividends declared.....  $      --   $     ---   $     ---   $      --   $      --
                          ==========  ==========  ==========  ==========  ==========
Number of full service
 retail banking offices.          89          92          88          89         100

--------
(1) Includes assets identified as being held or available for sale.
(2) For a discussion of Coast's regulatory capital, see Item 1. "Business-- Regulation--Regulatory Capital Requirements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at December 31, 1995. See Item
1. "Business--Operating Strategy."

  The Company reported net earnings of $32.8 million, a net loss of $6.5 million and net earnings of $17.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. Primary and fully diluted earnings per share of common stock were $1.72 and $1.71, respectively, for 1995. The primary and fully diluted loss per share of common stock was $.35 for 1994. Primary and fully diluted earnings per share of common stock were $.94 for 1993.

RESULTS OF OPERATIONS

 Interest Income and Expense

  Interest income was $613.2 million, $494.6 million and $515.6 million for the years ended December 31, 1995, 1994 and 1993, respectively. The increase of $118.6 million in 1995 compared to 1994 resulted primarily from an increase in the average yield on interest-earning assets of 1.02%, to 7.55%, as well as an increase of $551.9 million in average interest-earning assets. The $21.0 million decline in interest income in 1994 compared to 1993 resulted from a decrease in the average yield on interest-earning assets of .30%, to 6.53%, partially offset by an increase of $21.1 million in average interest-earning assets. The lower yield on loans during 1994 reflects declines in prevailing market rates of interest throughout 1993 and the first quarter of 1994. After the first quarter of 1994, market rates and yields on interest-earning assets and the rates paid on interest-bearing liabilities showed steady increases through early 1995. During the latter half of 1995, such yields and rates declined slightly.

  During 1995, Coast received $4.5 million of dividends on an average balance of FHLB stock of $83.9 million, compared to $3.3 million on an average balance of FHLB stock of $68.9 million and $2.5 million on an average balance of such stock of $68.2 million during 1994 and 1993, respectively. The effective yield on FHLB of San Francisco stock was 5.32%, 4.73% and 3.64% for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, Coast held $85.8 million of FHLB of San Francisco stock as compared to $79.3 million and $63.9 million of such stock at December 31, 1994 and 1993, respectively.

  Interest expense was $412.1 million, $306.7 million and $314.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. The $105.4 million increase in 1995 compared to 1994 resulted primarily from an increase in the average cost of interest-bearing liabilities of 1.04%, to 5.10%, as well as to an increase of $540.0 million in average interest-bearing liabilities. The $7.4 million decrease in interest expense in 1994 compared to 1993 resulted primarily from a decrease of 9 basis points in the average cost of interest-bearing liabilities as well as a decrease of $16.2 million in the average balance of such liabilities. See discussion below under "Capital Resources and Liquidity."

  The average cost of deposits for the years ended December 31, 1993 and 1994, decreased from 3.92% to 3.70%, respectively. During 1995, the average cost of deposits increased to 4.63%. The decreases during 1993 and 1994 followed by an increase during 1995 are reflective of fluctuations in the interest rate environment during the years under discussion, due, in part, to Federal Reserve Bank policy actions. For additional information relating to net interest income, see Item 1. "Business--Yields Earned and Rates Paid."

 Provision for Loan Losses

  During 1995, 1994 and 1993, Coast established $40.0 million, $75.0 million and $61.0 million, respectively, of provisions for loan losses. The increase from 1993 to 1994 was primarily a result of $15.0 million of losses related to damage to security properties resulting from the January 17, 1994, earthquake experienced in the greater Los Angeles area. This portion of the GVA was subsequently charged off in its entirety as losses were realized. In addition, the 1994 provision included approximately $6 million related to a transaction eliminating certain recourse liability relating to multifamily loans. The decrease in the provision for loan losses from $75.0 million for 1994 to $40.0 million for 1995 is due to lower realized losses and reflects decreased portfolio risk, as evidenced by the lower level of nonperforming assets, which declined from $142 million at December 31, 1994, to $113 million at December 31, 1995. Additionally, the California economy has experienced gradual improvement throughout 1994 and 1995 and real estate prices have generally stabilized. (See Item 1. "Business--Risk Elements--General Valuation Allowance.") Despite the positive trends, management has continued concern over general economic conditions and property values in California and maintained a balance in Coast's GVA of $82 million as of December 31, 1995. During 1995, the GVA was reduced by $3 million, reflecting the allocation of allowances to Coast's asset-based lending subsidiary, CoastFed Business Credit Corporation ("CBCC"), which was sold in September 1995. (See Item 1. "Business--Subsidiaries--Asset-Based Lending.")

 Noninterest Income

  Noninterest income increased by $14.7 million in 1995 compared to 1994 and decreased by $17.4 million in 1994 compared to 1993. The $14.7 million increase for 1995 included the $7.5 million gain on the sale of CBCC. (For additional information, see Item 1. "Business--Subsidiaries--Asset-Based Lending.") The $17.4 million decrease in 1994 resulted primarily from the writeoff of $9.9 million of the Excess Spread Servicing Asset related to the elimination of the multifamily recourse discussed above, and a lower level of gains on the sale of MBS and loans.

  Losses on sales of loans and MBS were $.1 million and $.5 million for the years ended December 31, 1995 and 1994, respectively. Gains on sales of loans and MBS were $10.5 million during the year ended December 31, 1993. These results reflect sales totaling $79.5 million, $363.0 million and $371.9 million occurring in these respective periods. The losses on sales in 1994 were attributable primarily to depressed pricing for adjustable rate MBS. Sales were from the portfolios of loans and MBS either previously identified as being available for sale or originated during the respective period and being so-designated.

  Loan servicing fees and charges were $13.5 million, $15.2 million and $19.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. This generally recurring element of other income arises principally from servicing loans sold to investors (the outstanding balances of which were $3.42 billion, $3.96 billion and $4.18 billion at December 31, 1995, 1994 and 1993 respectively), prepayment and late charges assessed against borrowers, and commitment and escrow fees.

  The $3.8 million loss on sale of investment securities during 1993 primarily resulted from the sales of two issues of equity securities and the write-off of a third, which net book values, in the aggregate, totaled $6.5 million.

  Other income in 1995 was $36.7 million compared to $38.1 million in 1994 and $34.5 million in 1993. This category of Noninterest income primarily consists of retail banking fees (deposit-related fee income plus commissions earned on insurance and related products sold largely through Coast's retail banking offices) and service fees earned on housing bond transactions. Retail banking fees totaled $26.9 million for 1995 and $23.1 million for each of the years ended December 31, 1994 and 1993, respectively, and servicing fee income related to housing bonds was $5.9 million, $9.2 million and $7.8 million for the same respective periods. The decrease of $3.3 million from 1994 to 1995 in servicing fee income related to housing bonds resulted primarily from decreases in the spread between fixed rates received from borrowers and adjustable rates paid to bondholders.

 Noninterest Expense

  Noninterest expense totaled $167.0 million, $171.8 million and $196.6 million in 1995, 1994 and 1993, respectively. The decreases from the previous years of $4.8 million and $24.8 million in 1995 and 1994, respectively, were primarily caused by improvements in the real estate operations component resulting primarily from lower write-downs and reduced losses on sales of foreclosed real estate owned, and to the lower level of foreclosed real estate owned, which declined from $101 million at December 31, 1993, to $32 million at December 31, 1995.

  Federal deposit insurance premium expense for 1995 increased $1.0 million from 1994 and such expense for 1994 decreased $2.2 million over 1993. The fluctuations in premium expense resulted primarily from changes in the deposit balances subject to premium assessment rather than to rate changes. For a further discussion related to deposit insurance rates, see Item 1. "Business-- Regulation--Insurance of Accounts."

 Income Tax Benefit

  The effective tax rates for 1995, 1994 and 1993 were less than the applicable statutory rates for each of the periods. The primary cause of this in 1995 was the income tax rate related to the sale of CBCC, previously a subsidiary of Coast. The effective tax rate on this transaction was lower than the statutory rate due to a difference in the book and tax basis of Coast's investment in CBCC.

  In 1994 and 1993, the valuation allowance for deferred tax assets was reduced by $1.7 million and $14.2 million, respectively, decreasing tax expense for those periods. These reductions in the valuation allowances were pursuant to management's periodic evaluation of the realizability of the deferred tax asset.

ASSET/LIABILITY MANAGEMENT

  The Asset/Liability Management Committee ("ALCO") of Coast, consisting of senior management of the Bank, is responsible for directing the allocation of the Bank's assets and liabilities. ALCO continuously reviews the significant components of Coast's assets and liabilities to ensure that investment and funding activities are consistent with the Company's strategic objectives and business plans.

  Substantially all of Coast's assets and liabilities are comprised of interest-earning assets including loans, MBS and short-term investments, and interest-bearing liabilities including deposits and borrowings. The risks associated with interest-earning assets can be generally categorized as credit risk, market risk and interest rate risk. Credit risk is, generally, the risk that a loan or other credit-related instrument will not be repaid in accordance with its terms, and is discussed in more detail in the preceding sections entitled Item 1. "Business--Lending Activities, Risk Elements, Credit Concentration and Letters of Credit, and Nonperforming Assets." Market risk is, generally, the risk that the market value of an asset could decline in response to changes in various factors, including prevailing rates of interest, demand for that type of asset, and others. Interest rate risk is generally associated with the degree to which interest-earning assets and interest-bearing liabilities mature or reprice at different frequencies (e.g., maturities) and/or on different bases (e.g., indices to which specific assets or groups of assets are tied). In order to mitigate the impact of interest rate risk, management places a significant emphasis on seeking to match the maturities and repricing characteristics of Coast's interest-earning assets and interest-bearing liabilities ("financial assets" and "financial liabilities," respectively).

  At December 31, 1995, Coast's estimated one-year gap between maturities or repricing of financial assets and financial liabilities was approximately a positive $562 million, representing 7% of total assets, compared to $478 million, or 6% of total assets, at December 31, 1994. For a more detailed discussion of the interest rate sensitivity of Coast's interest-earning assets and interest-bearing liabilities, see Item 1. "Business--Yields Earned and Rates Paid."

  The most significant strategy Coast has employed to match the interest rate sensitivities of its financial assets and liabilities has been its emphasis on the origination of ARMs. Except for the utilization of interest rate exchange agreements ("Swaps") from time to time, Coast has generally not utilized derivative financial instruments to manage interest rate or other risks. (See Notes 1 and 13 of Notes to Consolidated Financial Statements.)

  Historically, Coast's cost of funds has closely matched COFI, with the result that increases in Coast's cost of funds are accompanied by increases in interest rates on its COFI-based loans. However, because of the inherent lag in the reset mechanism of these loans, Coast's interest rate spreads generally can be expected to increase as COFI falls and to decrease as COFI rises (See
Item 1. "Business--Yields Earned and Rates Paid"). Changes in interest rates also can affect the amount of loans originated by an institution, as well as the value of its loans and other interest-earning assets, and the resultant ability to realize gains on the sale of assets carried in the available for sale portfolios. Coast originated $1.1 billion and $1.87 billion of ARMs during the years ended December 31, 1995 and 1994, respectively.

  Coast's lending activity is focused on the origination of single family ARM loans on properties located within California. Coast does not currently lend or anticipate lending on other types of properties for the foreseeable future except to finance sales of foreclosed real estate or to facilitate loan assumptions as permitted by the provisions of the respective mortgage notes.

  Another strategy Coast has employed to match interest rate sensitivities, as well as to constrain asset growth and increase its loan servicing portfolio, is the sale of mortgage-related assets (loans and MBS). This strategy is, however, limited, based upon other factors including the purchasers' investment limitations, general market and competitive conditions and mortgage loan demand. Loans which have been classified as held for sale are carried at the lower of amortized historical cost or fair value. As of December 31, 1995, such loans totaled $221.0 million, comprised primarily of single family ARMs. MBS classified as available for sale are carried at fair value. At December 31, 1995, such MBS totaled $354.4 million which was comprised of adjustable-rate securities issued by either FNMA or FHLMC. During the year ended December 31, 1995, Coast sold $44.2 million of loans, from its available for sale portfolio, of which $11.4 million were adjustable rate and $4.8 million were fixed rate loans. In addition, Coast sold $35.3 million of adjustable rate MBS from its available for sale portfolio.

NONPERFORMING ASSETS

  Obtaining control and disposing of nonperforming assets (Nonaccrual Loans, foreclosed real estate owned and Modified Loans) has been one of the Company's primary objectives for several years. During 1994 and 1995 Coast continued its strategy of aggressively liquidating its foreclosed real estate portfolio. Approximately $89 million and $159 million of foreclosed assets were sold in 1995 and 1994, respectively, approximately $.1 million and $7 million of which were located outside of California. As a result of these sales and a $15 million reduction in Nonaccrual Loans, total nonperforming assets declined from $141.9 million at December 31, 1994, to $113.0 million at December 31, 1995.

  Changes in Coast's portfolio mix and in the economic well-being of different states in which Coast has originated loans have resulted in shifts in the types and locations of assets included in total nonperforming assets. At December 31, 1992, California nonperforming assets accounted for approximately 90% of total nonperforming assets, and California residential nonperforming assets comprised approximately 74% of California nonperforming assets included in total nonperforming assets. At December 31, 1995, the percentage of California nonperforming assets included in total nonperforming assets had risen to 97%, and the percentage of California residential nonperforming assets to total California nonperforming assets had increased to 83%. As a result of economic conditions and other factors, delinquencies increased during 1992 and, as the economy generally stabilized, with certain sectors and regions experiencing marginal improvement in recent quarters, delinquencies have decreased during 1993, 1994 and 1995; however, property values have continued to decline somewhat in some regions of California. There can be no assurance that there will not be additional delinquencies and/or further declines in property values in California and in other states. See Item 1. "Business--Risk Elements--Nonperforming Loans."

  Further improvements in the level of nonearning assets and future reductions in the aggregate level of credit losses are dependent upon continued emphasis on sales of foreclosed real estate owned, but are also largely dependent on the California economy, where the majority of Coast's loan portfolio is based. The California economy began experiencing the recession later than other regions of the country and has also lagged in the economic recovery which has been experienced elsewhere. Despite the severity and the relatively long term of the recession experienced in California, there were positive signs for the California economy during 1994. Unemployment in California improved significantly in 1994, but has remained relatively stable during 1995. Nonfarm employment in California has increased by over 2% in 1995, a rate in excess of that experienced nationwide. While improvement in the California economy has been experienced throughout most sectors of the economy, construction and real estate have continued to lag in most areas of California. Housing starts remain at relatively low levels and, while real estate prices have not experienced the significant declines experienced in earlier years, real estate appreciation has been modest and present only in selected areas of the state. Economists generally anticipate continued low inflation, relatively stable interest rates and continued improvement in the California economy for the immediate future; however, unforeseen events could result in a slowing of such progress, or could result in a deterioration of the current economic climate.

  Coast maintains a GVA to absorb credit losses related to its loan-related assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly and based upon a number of factors, including asset classifications, economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis and Coast's underwriting practices. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased balance in the GVA in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Coast's GVA. These agencies may require Coast to establish additional allowances based on their judgments of the information available at the time of the examination.

CAPITAL RESOURCES AND LIQUIDITY

  OTS regulations require a savings association to maintain a specified ratio of cash and short-term United States government and other specified investment securities to net withdrawable deposits and borrowings payable in one year or less. This liquidity requirement is based upon average liquidity balances maintained during each month and may vary from time to time, depending upon economic conditions and deposit flows, and is currently 5%. For calculation periods ended December 31, 1995 and 1994, Coast's regulatory liquidity ratios were 5.57% and 5.07%, respectively.

  Sales of and principal repayments on loans and MBS have been a primary source of funds for Coast. During 1995, 1994 and 1993, sales proceeds amounted to $79.5 million, $363.0 million and $371.9 million, respectively. The sales of loans and MBS were from the portfolios of loans and MBS either previously identified as being held or available for sale, or originated during the period and being so designated. Principal repayments on loans and MBS amounted to $648.8 million, $795.9 million and $809.4 million, respectively, for these periods. A primary use of funds was the origination of loans (net of refinances of loans in Coast's portfolio) of $992.3 million, $1.61 billion and $851.7 million during 1995, 1994 and 1993, respectively. Additionally, none, $18.6 million and $10.3 million of MBS were purchased during 1995, 1994 and 1993, respectively.

  During 1995, Coast experienced a net increase in deposits of $243.7 million. This increase is primarily attributable to Coast's focused efforts to market its transaction accounts which resulted in an increase of $167.7 million in checking account balances during 1995. During 1994 and 1993, Coast experienced net decreases in deposits of $28.8 million and $227.6 million, respectively, of which none and $35.4 million, respectively, were the result of branch sales.

  Other potential sources of funds available to Coast include secured borrowings (securities sold under agreements to repurchase), a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At December 31, 1995, the amount of additional credit available from the FHLB was $1.26 billion. In addition, Coast has access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various factors including market conditions, Coast's credit rating and general economic conditions.

  During the first quarter of 1993, the Company issued 2,300,000 shares of common stock at $17.75 per share and contributed the net proceeds, totaling $38.2 million, to Coast as equity capital. During the second quarter of 1993, the Company issued $57.5 million of 10% Senior Notes due 2000. The majority of the proceeds from that offering were also contributed to Coast as equity capital. Also during the second quarter of 1993, Coast redeemed the remaining $40.6 million of its 16% capital notes due 1994. During the third quarter of 1993, Coast redeemed the remaining $18.0 million of its 15.75% capital notes due 2000.

  At December 31, 1995, the Company's total of approved commitments to originate or purchase loans and MBS amounted to $77.7 million, and the Company had $16.4 million of commitments to sell loans and MBS. Outstanding letters of credit at December 31, 1995, which were primarily related to the former real estate development activities of CoastFed Properties, totaled $386.5 million. Scheduled repayments of FHLB of San Francisco advances for the year ended December 31, 1996, are $729.3 million.

  Under OTS capital regulations Coast must meet three capital tests. First, the tangible capital requirement mandates that Coast's stockholder's equity less intangible assets (as defined) be at least 1.5% of adjusted total assets as defined in the regulation. At December 31, 1995, Coast's tangible capital ratio was 5.47%, $326.1 million in excess of the requirement at that date. Second, the core capital requirement currently mandates core capital to be at least 3% of adjusted total assets as defined in the regulation. At December 31, 1995, Coast's core capital ratio was 5.47%, $203.0 million in excess of the requirement at that date. Third, the risk-based capital requirement presently mandates that core capital plus supplementary capital as defined in the OTS capital regulations be at least 8% of risk-adjusted assets as defined therein. At December 31, 1995, Coast's risk-based capital ratio was 10.86%, $149.4 million in excess of the requirement at that date. See Item 1. "Business--Regulation--Regulatory Capital Requirements."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  48
Consolidated Statement of Financial Condition..............................  49
Consolidated Statement of Operations.......................................  50
Consolidated Statement of Stockholders' Equity.............................  51
Consolidated Statement of Cash Flows.......................................  52
Notes to Consolidated Financial Statements.................................  54

  All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Coast Savings Financial, Inc.

  We have audited the consolidated statement of financial condition of Coast Savings Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coast Savings Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Los Angeles, California
January 23, 1996

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                      ---------------------
                                                         1995       1994
                                                      ---------- ----------
                                                         (IN THOUSANDS)
                       ASSETS
Cash and due from banks.............................  $  119,717 $   99,578
Federal funds sold and other short term investments.      30,394      2,443
Investment securities held to maturity (fair value
 of $73.2 million and
 $81.6 million).....................................      72,785     82,477
Loans receivable, net...............................   5,245,464  5,632,517
Loans receivable held for sale, at the lower of cost
 or fair value (fair value of $230.0 million and
 $161.3 million)....................................     221,032    160,665
Mortgage-backed securities held to maturity (fair
 value of $1.83 billion
 and $1.37 billion).................................   1,817,403  1,404,815
Mortgage-backed securities available for sale, at
 fair value.........................................     354,398    328,913
Real estate held for sale...........................      31,696     44,168
Federal Home Loan Bank stock........................      85,837     79,261
Land and depreciable assets.........................      92,920     87,493
Interest receivable and other assets................     172,702    262,683
Goodwill............................................       7,332     11,504
                                                      ---------- ----------
                                                      $8,251,680 $8,196,517
                                                      ========== ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits............................................  $6,123,472 $5,879,808
Federal Home Loan Bank advances.....................     804,250    954,450
Other borrowings....................................     733,340    809,616
Other liabilities...................................     104,754    113,346
Income taxes payable................................      12,684      8,588
Capital notes.......................................      55,746     55,495
                                                      ---------- ----------
                                                       7,834,246  7,821,303
                                                      ---------- ----------
Commitments and contingent liabilities
Stockholders' equity:
  Serial preferred stock, without par value;
   50,000,000 shares authorized,
   none outstanding.................................          --         --
  Common stock, $.01 par value; 100,000,000 shares
   authorized,
   18,582,917 and 18,457,454 shares issued and
   outstanding at
   December 31, 1995 and 1994, respectively.........         186        185
  Additional paid-in capital........................     265,018    263,161
  Unrealized gain (loss) on securities available for
   sale, net of taxes...............................       6,554     (1,006)
  Retained earnings, substantially restricted.......     145,676    112,874
                                                      ---------- ----------
    Total stockholders' equity......................     417,434    375,214
                                                      ---------- ----------
                                                      $8,251,680 $8,196,517
                                                      ========== ==========

          See accompanying notes to consolidated financial statements.

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                   (IN THOUSANDS EXCEPT PER
                                                        SHARE AMOUNTS)
Interest income:
  Loans receivable............................... $469,864  $382,371  $389,015
  Mortgage-backed securities ("MBS").............  119,629    93,334   114,048
  Investment securities..........................   23,688    18,925    12,584
                                                  --------  --------  --------
                                                   613,181   494,630   515,647
                                                  --------  --------  --------
Interest expense:
  Deposits.......................................  280,895   218,335   234,020
  Borrowings.....................................  131,235    88,384    80,061
                                                  --------  --------  --------
                                                   412,130   306,719   314,081
                                                  --------  --------  --------
    Net interest income..........................  201,051   187,911   201,566
Provision for loan losses........................   40,000    75,000    61,000
                                                  --------  --------  --------
    Net interest income after provision for loan
     losses......................................  161,051   112,911   140,566
                                                  --------  --------  --------
Noninterest income:
  Loan servicing fees and charges................   13,518    15,231    19,155
  Gain on sale of subsidiary.....................    7,549       --        --
  Gain (loss) on sale of loans...................      177    (2,352)    1,978
  Loss on sale of investment securities..........      --        --     (3,815)
  Elimination of Excess Spread Servicing Asset...      --     (9,891)      --
  Gain (loss) on sale of MBS.....................     (287)    1,812     8,490
  Other..........................................   36,662    38,124    34,485
                                                  --------  --------  --------
                                                    57,619    42,924    60,293
                                                  --------  --------  --------
Noninterest expense:
  Compensation and benefits......................   71,302    77,063    76,385
  Office occupancy, net..........................   40,633    38,423    39,511
  Federal deposit insurance premiums.............   17,333    16,359    18,545
  Other general and administrative expenses......   32,454    28,433    26,509
                                                  --------  --------  --------
    Total general and administrative expenses....  161,722   160,278   160,950
  Real estate operations, net....................    4,090    10,088    34,259
  Amortization of goodwill.......................    1,221     1,424     1,413
                                                  --------  --------  --------
                                                   167,033   171,790   196,622
                                                  --------  --------  --------
    Earnings (loss) before income tax expense
     (benefit)...................................   51,637   (15,955)    4,237
Income tax expense (benefit).....................   18,835    (9,417)  (12,999)
                                                  --------  --------  --------
    Net earnings (loss).......................... $ 32,802  $ (6,538) $ 17,236
                                                  ========  ========  ========
Primary net earnings (loss) per share of common
 stock........................................... $   1.72  $   (.35) $    .94
                                                  ========  ========  ========
Fully diluted net earnings (loss) per share of
 common stock.................................... $   1.71  $   (.35) $    .94
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                      UNREALIZED
                                                     GAIN (LOSS)
                                                          ON      UNREALIZED
                                                      SECURITIES   LOSS ON
                          SERIAL          ADDITIONAL  AVAILABLE   MARKETABLE               TOTAL
                         PREFERRED COMMON  PAID-IN    FOR SALE,     EQUITY   RETAINED  STOCKHOLDERS'
                           STOCK   STOCK   CAPITAL   NET OF TAXES SECURITIES EARNINGS     EQUITY
                         --------- ------ ---------- ------------ ---------- --------  -------------
                                                       (IN THOUSANDS)
Balance at December 31,
 1992...................   $--      $161   $224,658    $    --     $(1,250)  $102,176    $325,745
Common stock issuance...    --        23     38,148         --         --         --       38,171
Exercise of stock
 options................    --         1        344         --         --         --          345
Realization of loss on
 marketable equity
 securities.............    --       --         --          --       1,250        --        1,250
Unrealized gain on
 securities available
 for sale, net of taxes.    --       --         --       10,821        --         --       10,821
Net earnings for the
 year 1993..............    --       --         --          --         --      17,236      17,236
                           ----     ----   --------    --------    -------   --------    --------
Balance at December 31,
 1993...................    --       185    263,150      10,821        --     119,412     393,568
Exercise of stock
 options................    --       --          11         --         --         --           11
Unrealized loss on
 securities available
 for sale, net of taxes.    --       --         --      (11,827)       --         --      (11,827)
Net loss for the year
 1994...................    --       --         --          --         --      (6,538)     (6,538)
                           ----     ----   --------    --------    -------   --------    --------
Balance at December 31,
 1994...................    --       185    263,161      (1,006)       --     112,874     375,214
Exercise of stock
 options................    --         1      1,857         --         --         --        1,858
Unrealized gain on
 securities available
 for sale, net of taxes.    --       --         --        7,560        --         --        7,560
Net earnings for the
 year 1995..............    --       --         --          --         --      32,802      32,802
                           ----     ----   --------    --------    -------   --------    --------
Balance at December 31,
 1995...................   $--      $186   $265,018    $  6,554    $   --    $145,676    $417,434
                           ====     ====   ========    ========    =======   ========    ========

          See accompanying notes to consolidated financial statements.

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1995        1994        1993
                                             ---------  -----------  ---------
                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)....................... $  32,802  $    (6,538) $  17,236
                                             ---------  -----------  ---------
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating
   activities:
    Net decrease (increase) in accounts
     receivable.............................    71,651      (38,964)    (3,574)
    Sale of loans held for sale.............    44,197       28,398    130,062
    Provision for loan losses...............    40,000       75,000     61,000
    Deferred income tax expense (benefit)...    18,835       (9,417)   (12,999)
    Principal repayments on loans held for
     sale...................................    14,562       23,296      3,310
    Depreciation and amortization...........    11,500       10,079      9,940
    Amortization of discounts and premiums,
     net....................................     5,146        8,244      5,301
    Amortization of goodwill................     1,221        1,424      1,413
    Net decrease in prepaid expenses........       794          459        696
    Provision for losses on real estate held
     for sale...............................       293        2,132     15,584
    Elimination of Excess Spread Servicing
     Asset..................................       --         9,891        --
    Net increase (decrease) in interest
     payable................................      (137)       4,765      1,835
    Net present value gain on sale of loans
     and MBS................................      (284)      (6,176)    (4,571)
    Net decrease in deferred income.........    (1,731)      (7,209)    (5,739)
    Federal Home Loan Bank stock dividends..    (4,467)      (3,259)    (2,483)
    Net decrease (increase) in interest
     receivable.............................    (7,179)       1,160      2,085
    Gain on sale of subsidiary..............    (7,549)         --         --
    Net decrease in accounts payable........   (27,068)     (46,626)   (19,743)
    Loans originated for sale, net of
     refinances.............................  (146,024)    (516,343)  (625,401)
    Other...................................    (7,137)      (2,781)    (9,363)
                                             ---------  -----------  ---------
      Total adjustments.....................     6,623     (465,927)  (452,647)
                                             ---------  -----------  ---------
      Net cash provided (used) by
       operations...........................    39,425     (472,465)  (435,411)
                                             ---------  -----------  ---------
Cash flows from investing activities:
  Loans originated for investment, net of
   refinances...............................  (846,230)  (1,097,250)  (226,257)
  Repurchase of loans.......................   (18,937)    (113,146)   (88,367)
  Principal repayments on loans.............   441,452      429,655    425,094
  Purchase of MBS...........................       --       (18,574)   (10,340)
  Principal repayments on MBS...............   163,614      266,907    283,020
  Principal repayments on MBS available for
   sale.....................................    29,169       76,081     97,930
  Sale of MBS available for sale............    35,335      334,617    241,886
  Net decrease (increase) in short-term
   investment securities....................     9,411       14,473     (7,832)
  Purchase of investment securities.........      (193)     (48,864)    (3,604)
  Purchase of FHLB stock....................    (2,450)     (13,226)       --
  Maturities and principal repayments on
   investment securities....................        53           55         46
  Sale of investment securities available
   for sale.................................       --           --       6,495
  Net increase in land and depreciable
   assets...................................   (16,129)     (18,361)   (16,309)
  Sale of real estate held for sale.........    47,317       43,895     68,170
  FHLB stock redeemed.......................       --           --      20,368
  Proceeds from sale of subsidiary..........   150,054          --         --
                                             ---------  -----------  ---------
      Net cash provided (used) by investing
       activities...........................    (7,534)    (143,738)   790,300
                                             ---------  -----------  ---------

(continued)

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1995       1994       1993
                                                 ---------  ---------  ---------
                                                        (IN THOUSANDS)
Cash flows from financing activities:
  Net increase (decrease) in deposits..........  $ 303,733  $ (28,751) $(192,205)
  Deposits disposed of in branch sales, net....    (60,069)       --     (35,366)
  Net increase (decrease) in FHLB advances.....   (150,200)   250,250   (390,750)
  Net increase (decrease) in short-term
   borrowings..................................    (78,238)   (88,266)   362,786
  Net decrease in long-term borrowings.........        --         --     (17,823)
  Common stock options exercised...............        973         11        345
  Issuance of common stock.....................        --         --      38,171
                                                 ---------  ---------  ---------
    Net cash provided (used) by financing
     activities................................     16,199    133,244   (234,842)
                                                 ---------  ---------  ---------
      Net increase (decrease) in cash and cash
       equivalents.............................     48,090   (482,959)   120,047
Cash and cash equivalents at beginning of year.    102,021    584,980    464,933
                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year.......  $ 150,111  $ 102,021  $ 584,980
                                                 =========  =========  =========
Supplemental disclosures of cash flow
 information:
  Cash payments of interest....................  $ 173,354  $ 119,615  $ 118,237
  Cash payments (refunds) of income taxes, net.       (496)        52      6,942
                                                 =========  =========  =========
Supplemental schedule of noncash investing and
 financing activities:
  Loans exchanged for MBS, net.................  $ 654,238  $ 434,156  $ 342,961
  Additions to loans resulting from the sale of
   real estate acquired in settlement of loans.     35,627     88,366    136,302
  Additions to real estate acquired in
   settlement of loans.........................     89,979    141,499    231,923
  Reductions to real estate acquired through
   in-substance foreclosure, net...............        --      (2,217)   (26,055)
  Unrealized gain (loss) on securities
   available for sale, net of taxes............      7,560    (11,827)    10,821

          See accompanying notes to consolidated financial statements.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Presentation

  Coast Savings Financial, Inc., a Delaware corporation (the "Company"), was organized in 1988 and is the parent company of Coast Federal Bank, Federal Savings Bank ("Coast"). Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at December 31, 1995.

  Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At December 31, 1995, Coast operated 89 retail banking offices in California. Coast is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

  These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ from those estimates. The majority-owned and controlled subsidiaries have been consolidated and all significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the financial statements for 1994 and 1993 to conform to the 1995 presentation.

 Recent Accounting Pronouncements

  In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles which are to be disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that a long-lived asset is determined to be impaired, an impairment loss shall be recognized. SFAS 121 prescribes that impairment losses for long-lived assets shall be measured as the amount by which the carrying amount of the asset exceeds its fair value. Additionally, SFAS 121 provides that long-lived assets that are to be disposed of by sale or abandonment shall be reported at the lower of carrying amount or fair value less cost of disposition. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. It is not expected that SFAS 121 will have a material adverse effect on the Company's financial condition or results of operations.

  In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"), which is an amendment to SFAS No. 65, Accounting for Certain Mortgage Banking Activities ("SFAS 65"). SFAS 122 amends SFAS 65 to remove the distinction of accounting for mortgage servicing rights resulting from originated loans and those resulting from purchased loans. Additionally, SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is to be applied prospectively to fiscal years beginning after December 16, 1995. It is not expected that SFAS 122 will have a material adverse effect on the Company's financial condition or results of operations.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  In November 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic value-based method of accounting for its stock-based compensation arrangements with pro forma disclosures of net earnings and earnings per share computed as if the fair-value-based method had been applied. SFAS 123 is effective for fiscal years beginning after December 15, 1995. It is not expected that SFAS 123 will have a material adverse effect on the Company's financial condition or results of operations.

 Loan Impairment

  During 1993, the FASB issued SFAS No. 114 entitled Accounting by Creditors for Impairment of a Loan ("SFAS 114"). Effective January 1, 1994, the Company adopted SFAS 114, which, during the fourth quarter of 1994 was subsequently amended by SFAS No. 118 entitled Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. A loan is impaired when, based on current circumstances and events, it is probable that a creditor will be unable to collect all amounts contractually due under a loan agreement. If a loan is determined to be impaired, a writedown is taken or an allowance is established based upon the difference between Coast's investment in the loan and the fair value of the loan's underlying collateral.

  Where impairment is considered to be permanent, a charge-off is recorded; where impairment may be temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

  At December 31, 1995, Coast had $31.5 million of troubled debt restructurings which were modified prior to the implementation of SFAS 114 and which were performing in accordance with their modified terms. Coast accounts for such loans under the provisions of SFAS No. 15 entitled Accounting by Debtors and Creditors for Troubled Debt Restructurings, as permitted under SFAS 114.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from banks, certain short-term investments, certificates of deposit and federal funds sold. Federal funds are generally sold for one-day periods, and short-term investment securities and certificates of deposit have maturities of less than three months.

 Assets Held or Available for Sale

  The Company identifies those loans, MBS and investment securities for which at the time of acquisition it does not have the positive intent and ability to hold to maturity. If management has the positive intent and the Company has the ability at the time of acquisition to hold such assets until maturity, they are classified as held to maturity and are carried at amortized historical cost. Securities that are to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Loans held for sale are carried at the lower of amortized historical cost or fair value. Assets held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

 Assets Held to Maturity

  Investment securities, loans and MBS, excluding those held or available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts utilizing the interest method over the contractual terms of the assets. The carrying value of these assets is not adjusted for temporary declines in market value since Coast intends and has the ability to hold them to their maturities.

  In November 1995, the FASB issued a Special Report as an aid in understanding and implementing SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The Special Report included guidance that allowed Coast to review the appropriateness of the classifications of all securities held. Any reclassifications would be accounted for at fair value in accordance with SFAS 115. In accordance with the Special Report, during the fourth quarter of 1995, Coast transferred $18.8 million of MBS from the held-to-maturity portfolio to the available-for-sale portfolio.

 Premiums and Discounts on Investment Securities, Loans and MBS

  Premiums and discounts on investment securities, loans and MBS purchased are amortized utilizing the interest method over the contractual terms of the assets.

 General Valuation Allowance

  Coast maintains a general valuation allowance ("GVA") to absorb future losses that may be realized on its loan-related assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly based upon a number of factors, including asset classifications, economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis and Coast's underwriting practices. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased balance in the GVA in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Coast's GVA. These agencies may require Coast to increase the amount of the GVA, based on their judgments of the information available at the time of the examination. (See Notes 3 and 13 for additional information regarding the GVA.)

 Goodwill

  Goodwill is generally amortized at a constant rate based on the anticipated end-of-period remaining principal balance of long-term interest-earning assets acquired in various savings and loan acquisitions.

 Loan Sales and Servicing

  Coast sells loans and participations in loans for cash proceeds equal to the market value of the loans and participations sold, with yield rates to the investors based upon current market rates. Gain or loss is recognized equal to the difference between the cash proceeds received and the carrying value of the loans and participations sold. In addition, gain or loss is recognized and a premium or discount is recorded at the time of sale based upon the net present value of the amounts expected to be received or paid resulting from the difference between the contractual interest rates received from the borrowers and the rates paid to the investors. The resulting premium or discount (the "Excess Spread Servicing Asset") is amortized utilizing the interest method. Excluded from the net present value portion of the gain or loss is an amount equal to the present value of a normal loan servicing fee and any periodic or recurring expenses.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  Coast's policy regarding the allocation of cost when a loan or part of a loan is sold is to allocate the recorded investment, excluding any amount included in the GVA, based on relative fair values on the date that the loan was acquired, adjusted for principal repayments and other activity from the date of acquisition to the date of sale.

 Interest Income on Loans

  Interest income on loans is accrued as it is earned. Coast defers and amortizes both the loan origination fees and the incremental direct costs relating to loans originated. The deferred origination fees and costs are amortized into interest income utilizing the interest method over the lives of the related loans. Loans are placed on a nonaccrual status after being delinquent 90 days, or earlier if the ultimate collectibility of the accrual is in doubt. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated. Accretion of discounts and deferred loan fees is discontinued when loans are placed on a nonaccrual status.

 Real Estate Held for Sale

  Real estate held for sale, which represents real estate acquired through foreclosure, is carried at the lower of cost or estimated fair value less costs of disposition. Income recognition resulting from the disposition of real estate is dependent upon the transaction having met certain criteria relating to the nature of the property sold and the terms of sale.

 Depreciation and Amortization

  Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the estimated useful life of the assets or the terms of the respective leases.

 Fair Value of Financial Instruments

  Pursuant to the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"), the Company has included in the following Notes to Consolidated Financial Statements information about the fair values of Coast's financial instruments, whether or not such instruments are recognized in the accompanying consolidated statement of financial condition. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

  The fair values of investment securities and MBS are generally obtained from market bids for similar or identical securities, or are quotes from independent securities brokers or dealers.

  The fair values of loans are estimated for portfolio segments with similar characteristics (e.g., single family, multifamily, commercial and other, and are further segmented into fixed and adjustable rate categories: London

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

Interbank Offered Rate (LIBOR), COFI and Treasury indices). The fair values of performing loans are calculated using an option-based approach which values the prepayment options contained in the loans. Prepayment options introduce significant uncertainty into the timing of loan cash flows. When loan rates fall significantly, prepayments typically accelerate, forcing lenders to reinvest the proceeds of the prepayments at lower rates. An important aspect of valuing a loan, therefore, is determining the appropriate value of the option component of the loan. The fair values of significant nonperforming loans are based on recent appraisals, or if not available, on estimated cash flows, discounted using a rate commensurate with the risk associated with the specific properties. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined utilizing available market information and specific borrower information. The fair value of the Excess Spread Servicing Asset is equal to its carrying value because such asset is adjusted quarterly based upon current portfolio and market factors.

  The fair values of deposits are estimated based upon the type of deposit product. Demand and money market deposits are presumed to have equal book and fair values. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits having similar maturities and rates, utilizing a yield curve that approximated the rates offered as of the reporting date. No value has been estimated for Coast's long term relationships with depositors (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS 107.

  The fair values of borrowings are generally obtained from market bids for similar or identical financial instruments, or are quotes from independent securities brokers or dealers. When such information is not available, the fair values are determined by discounting the cash flows called for thereunder at rates available for similar instruments as of the reporting date.

  The fair values of off-balance sheet financial instruments are determined in several ways: (i) the value of interest rate exchange agreements ("Swaps") and interest rate cap contracts ("Caps") is determined by discounting the cash flows called for under the respective agreements at rates available as of the reporting date, (ii) the value of the letters of credit is determined by measuring the potential liability under the letters against the underlying security properties, (iii) the fair value of the potential liability associated with loans sold with recourse is based upon an estimate of the future losses likely to be realized under such recourse arrangements, and (iv) the fair values of commitments to extend credit and purchase assets are based on rates for similar transactions as of the reporting date.

 Swaps

  Swaps are undertaken in order to reduce the interest rate risk associated with certain assets and liabilities having fixed or floating interest rate provisions (matched Swaps). When these Swaps are sold simultaneously with the disposition of the related assets or liabilities, any resulting gain or loss is recognized. When Swaps are terminated without the simultaneous disposition of the related assets or liabilities, any resulting gain or loss is deferred and amortized over the remaining life of the Swap upon termination. The net interest income or expense resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(2) CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD AND OTHER SHORT TERM INVESTMENTS AND INVESTMENT SECURITIES

  The carrying and fair values of cash and due from banks, federal fund sold and other short term investments and investment securities are shown in the following table at the dates indicated.

                                                        DECEMBER 31,
                                             ----------------------------------
                                                   1995              1994
                                             ----------------- ----------------
                                             CARRYING   FAIR   CARRYING  FAIR
                                              VALUE    VALUE    VALUE    VALUE
                                             -------- -------- -------- -------
                                                       (IN THOUSANDS)
Cash and due from banks..................... $119,717 $119,717 $99,578  $99,578
                                             ======== ======== =======  =======
Federal funds sold and other short term
 investments:
  Federal funds sold........................ $ 28,000 $ 28,000 $   --   $   --
  Commercial paper..........................    2,394    2,394   2,443    2,443
                                             -------- -------- -------  -------
                                               30,394   30,394   2,443    2,443
                                             -------- -------- -------  -------
Investment securities:
  Held to maturity:
    Short term:
      Commercial paper, custodial...........   24,344   24,344  32,636   32,636
      Repurchase agreements, custodial......    3,392    3,392     --       --
      United States Treasury securities.....      --       --    4,825    4,787
      Other marketable securities,
       custodial............................      374      374      60       60
                                             -------- -------- -------  -------
                                               28,110   28,110  37,521   37,483
                                             -------- -------- -------  -------
    Long term:
      United States Treasury securities.....   40,275   40,528  40,695   39,768
      Securities of states of the U.S. and
       political subdivisions thereof.......    3,569    3,717   3,622    3,667
      Other marketable securities...........      831      831     639      639
                                             -------- -------- -------  -------
                                               44,675   45,076  44,956   44,074
                                             -------- -------- -------  -------
                                               72,785   73,186  82,477   81,557
                                             -------- -------- -------  -------
                                             $103,179 $103,580 $84,920  $84,000
                                             ======== ======== =======  =======

  At December 31, 1995 and 1994, there were gross unrealized gains of $401,000 and $45,000, respectively, and gross unrealized losses of none and $965,000, respectively.

  The following table summarizes cash and cash equivalents, as reported in the accompanying Consolidated Statement of Cash Flows, as of the dates indicated.

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
      Cash and due from banks....................... $119,717 $ 99,578 $120,840
      Repurchase agreements.........................      --       --   340,000
      Federal funds sold............................   28,000      --   120,000
      Commercial paper..............................    2,394    2,443    4,140
                                                     -------- -------- --------
                                                     $150,111 $102,021 $584,980
                                                     ======== ======== ========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The amounts included above in cash and cash equivalents and qualifying investment securities generally constitute Coast's liquidity portfolio. Coast maintains liquidity to satisfy regulatory requirements which require Coast to maintain minimum average balances of liquid assets and to fund normal operational requirements. The liquidity portfolio is managed in a manner intended to maximize flexibility and yield, while minimizing interest rate risk, credit risk and the cost of the capital required to be maintained for such assets.

  There were no sales of long-term investment securities during 1995 or 1994. During 1993, proceeds from sales of long-term investment securities available for sale were $5.7 million, gross gains from such sales were $28,000 and gross losses were $3.8 million.

  The following is a summary of the contractual terms to maturity of long-term investment securities, excluding securities available for sale, as of December 31, 1995. The fair values of the securities listed below are approximately equal to their book values.

                                                     CONTRACTUAL MATURITY
                                              ----------------------------------
                                                             AFTER 5
                                                     AFTER 1 THROUGH AFTER
                                              WITHIN THROUGH   10     10
                                              1 YEAR 5 YEARS  YEARS  YEARS TOTAL
                                              ------ ------- ------- ----- -----
                                                        (IN MILLIONS)
U.S. Treasury securities....................  $40.3   $--     $ --   $--   $40.3
Securities of states of the U.S. and politi-
 cal subdivisions thereof...................    --     --       --    3.6    3.6
Other marketable securities.................    --      .8      --    --      .8
                                              -----   ----    -----  ----  -----
                                              $40.3   $ .8    $ --   $3.6  $44.7
                                              =====   ====    =====  ====  =====

  The combined weighted average yield on federal funds sold, other short term investments and investment securities was 5.43% and 6.09% at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, Coast had accrued interest receivable on these investment securities totaling $974,000 and $952,000, respectively, which is included in interest receivable and other assets in the accompanying consolidated statement of financial condition.

  Coast, as a member institution of the Federal Home Loan Bank ("FHLB") of San Francisco, is required to own common stock in the FHLB of San Francisco based generally upon Coast's balance of residential mortgage loans and the combination of FHLB advances and letters of credit. At December 31, 1995, Coast owned $85.8 million of FHLB stock, $18.4 million in excess of the minimum requirement. At December 31, 1994, Coast owned $79.3 million of FHLB stock, $8.8 million in excess of the minimum requirement. The yield on FHLB stock was 5.16% and 5.69% at December 31, 1995 and 1994, respectively.

  See Notes 8 and 13 for a summary of assets which were pledged as security for borrowings and Swaps.

  Interest income on investment securities includes the following for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
      Federal funds sold............................... $ 4,399 $ 2,732 $   886
      Short-term investment securities.................  11,966   8,891   8,176
      Long-term investment securities..................   2,856   4,043   1,039
      FHLB stock.......................................   4,467   3,259   2,483
                                                        ------- ------- -------
                                                        $23,688 $18,925 $12,584
                                                        ======= ======= =======

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(3) LOANS RECEIVABLE

  The following is a summary of loans receivable at the dates indicated.

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1995        1994
                                                         ----------  ----------
                                                            (IN THOUSANDS)
      Held to maturity:
        Real estate:
          Residential:
            One to four units ("single family")......... $3,054,334  $3,180,847
            Five or more units ("multifamily")..........  1,355,394   1,430,892
                                                         ----------  ----------
                                                          4,409,728   4,611,739
          Commercial....................................    876,889     941,988
                                                         ----------  ----------
                                                          5,286,617   5,553,727
        Commercial business.............................      3,177     149,298
        Secured by deposits.............................      8,557       8,880
        Overdraft lines of credit.......................     12,459       5,595
                                                         ----------  ----------
                                                          5,310,810   5,717,500
        Deferred loan origination fees and costs, net...      6,292       3,435
        Other unamortized net discounts.................     (6,638)    (11,380)
        General valuation allowance.....................    (65,000)    (77,038)
                                                         ----------  ----------
                                                          5,245,464   5,632,517
      Held for sale.....................................    221,032     160,665
                                                         ----------  ----------
                                                         $5,466,496  $5,793,182
                                                         ==========  ==========

  The combined contractual weighted average interest rate of loans receivable was 7.95% and 7.18% at December 31, 1995 and 1994, respectively.

  At December 31, 1995 and 1994, Coast had accrued interest receivable on loans receivable of $34.6 million and $31.5 million, respectively, which is included in interest receivable and other assets in the accompanying consolidated statement of financial condition.

  At December 31, 1995 and 1994, Coast had approved commitments to originate loans totaling $77.7 million and $143.1 million, respectively, substantially all of which were for adjustable rate single family residential loans. Coast had $16.4 million of commitments to sell loans at December 31, 1995, and had no commitments to sell loans at December 31, 1994.

  On September 30, 1995 the Bank terminated its asset-based lending activity through the sale of its former subsidiary, CBCC. At the date of sale, CBCC had a loan portfolio of $135.8 million. The consolidated statement of operations for the year ended December 31, 1995, includes a pretax gain of $7.5 million resulting from the sale of CBCC.

  See Note 8 for a summary of loans and other assets which were pledged as security for borrowings.

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The following table presents carrying and fair values of loans receivable at the dates indicated.

                                               DECEMBER 31,
                            ---------------------------------------------------
                                      1995                      1994
                            ------------------------- -------------------------
                            CARRYING VALUE FAIR VALUE CARRYING VALUE FAIR VALUE
                            -------------- ---------- -------------- ----------
                                              (IN THOUSANDS)
Held for Investment:
  Real estate:
    Residential:
      Single family--
       adjustable rates....   $2,954,136   $3,026,338   $3,047,975   $2,940,599
      Single family--fixed
       rates...............      102,618      105,844      123,520      118,602
                              ----------   ----------   ----------   ----------
                               3,056,754    3,132,182    3,171,495    3,059,201
                              ----------   ----------   ----------   ----------
      Multifamily--
       adjustable rates....    1,314,960    1,327,223    1,378,613    1,328,296
      Multifamily--fixed
       rates...............       39,654       39,598       53,275       50,405
                              ----------   ----------   ----------   ----------
                               1,354,614    1,366,821    1,431,888    1,378,701
                              ----------   ----------   ----------   ----------
                               4,411,368    4,499,003    4,603,383    4,437,902
                              ----------   ----------   ----------   ----------
  Commercial:
      Adjustable rates.....      788,995      795,228      842,991      806,505
      Fixed rates..........       85,908       84,081       99,408       96,152
                              ----------   ----------   ----------   ----------
                                 874,903      879,309      942,399      902,657
                              ----------   ----------   ----------   ----------
                               5,286,271    5,378,312    5,545,782    5,340,559
  Commercial business......        3,177        3,499      149,298      153,046
  Secured by deposits......        8,557        8,613        8,880        8,889
  Overdraft lines of
   credit..................       12,459       12,968        5,595        5,826
                              ----------   ----------   ----------   ----------
                               5,310,464    5,403,392    5,709,555    5,508,320
Held for sale..............      221,032      229,955      160,665      161,325
                              ----------   ----------   ----------   ----------
                               5,531,496    5,633,347    5,870,220    5,669,645
GVA........................      (65,000)         --       (77,038)         --
                              ----------   ----------   ----------   ----------
                              $5,466,496   $5,633,347   $5,793,182   $5,669,645
                              ==========   ==========   ==========   ==========

  At December 31, 1995, loans receivable included nonaccrual loans as indicated below.

                                                                  OTHER
                                                       CALIFORNIA STATES  TOTAL
                                                       ---------- ------ -------
                                                            (IN THOUSANDS)
   Nonaccrual loans:
     Single family....................................  $43,633   $  159 $43,792
     Multifamily......................................   25,646      --   25,646
     Commercial and other.............................   10,873    1,040  11,913
                                                        -------   ------ -------
                                                       $80,152    $1,199 $81,351
                                                        =======   ====== =======

  If nonaccrual loans at December 31, 1995, had been interest-earning throughout the year, interest income of $6.3 million would have been earned on these loans at their respective contractual rates. For the year ended December 31, 1995, actual interest earned on such loans was $2.6 million.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The table shown below reflects the changes in the GVA attributable to loan-related assets for the periods indicated. See also the GVA attributable to off-balance sheet items described in Note 13.

                                               RESIDENTIAL COMMERCIAL REAL
                                               REAL ESTATE ESTATE MORTGAGE
                                                MORTGAGE      AND OTHER    TOTAL
                                               ----------- --------------- -----
                                                         (IN MILLIONS)
   Balance at December 31, 1992..............     $ 49          $ 59       $108
   Additions charged (reductions credited) to
    operations...............................       69             8         77
   Recoveries................................        2             5          7
   Losses charged............................      (67)          (19)       (86)
                                                  ----          ----       ----
   Balance at December 31, 1993..............       53            53        106
   Additions charged (reductions credited) to
    operations...............................       68            (2)        66
   Recoveries................................        6             1          7
   Losses charged............................      (78)          (24)      (102)
                                                  ----          ----       ----
   Balance at December 31, 1994..............       49            28         77
   Additions charged (reductions credited) to
    operations...............................       40            --         40
   Recoveries................................        1             1          2
   Losses charged............................      (38)           (4)       (42)
   Sale of subsidiary........................       --            (3)        (3)
   Reallocation to off-balance sheet items...       (4)           (5)        (9)
                                                  ----          ----       ----
   Balance at December 31, 1995..............     $ 48          $ 17       $ 65
                                                  ====          ====       ====

  A loan is impaired when, based on current information and events, a creditor will be unable to collect all amounts contractually due under a loan agreement. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between Coast's investment in the loan and the fair value of the collateral securing the loan. Coast's impaired loans totaled $135.2 million and $112.6 million at December 31, 1995 and 1994, respectively, and for the years then ended the average investment in impaired loans was $109.9 million and $85.7 million, respectively. Interest income on such loans totaled $8.1 million in 1995 and $6.4 million in 1994, and was recognized utilizing the cash-basis method of accounting. As of December 31, 1995 and 1994, nonaccrual loans included $37.6 million and $43.3 million, respectively, of impaired loans.

  Impaired loans at December 31, 1995, included $127.2 million of loans for which valuation allowances of $25.6 million had been established and $33.6 million of loans for which no allowance was considered necessary. At December 31, 1994 there were $92.9 million of impaired loans for which valuation allowances of $18.5 million had been established and $38.2 million of such loans for which no allowance was considered necessary. All such provisions for losses and any related recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statement of operations. There were recoveries of zero and $.1 million of previously established allowances during the years ended December 31, 1995 and 1994, respectively. Cash payments received on impaired loans which are performing under their contractual terms are allocated to principal and interest in accordance with the terms of the respective loan.

  Coast has reached agreements with certain borrowers that provide for the restructuring of existing loans secured by income-producing properties. Restructurings are generally in the form of interest rate adjustments, extensions of maturities or deferred payments of principal or interest. At December 31, 1995 and 1994, Coast had $30.5 million and $37.3 million, respectively, of loans which were performing in accordance with their restructuring agreements. The restructured loans had effective yields of 8.00% and 7.87% at December 31, 1995

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES and 1994, respectively. For the years ended December 31, 1995, 1994 and 1993, $2.4 million, $2.9 million and $5.2 million, respectively, was earned on these restructured loans which is included in interest income on loans in the accompanying consolidated statement of operations. Interest income on these loans for the years ended December 31, 1995, 1994 and 1993, would have totaled $3.2 million, $3.8 million and $7.8 million, respectively, under their original terms. At December 31, 1995, Coast had no commitments to lend additional funds to these borrowers.

(4) MORTGAGE-BACKED SECURITIES ("MBS")

  The amortized cost and fair values of MBS are shown in the following tables at the dates indicated.

                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
DECEMBER 31, 1995
Held to maturity:
  Adjustable rate:
    MBS issued by Coast............ $  898,713  $ 2,012    $(16,232) $  884,493
    FNMA securities................    711,371   24,672        (249)    735,794
    FHLMC securities...............    128,687    4,024          --     132,711
    Issued by other financial
     institutions..................     43,609      --       (1,088)     42,521
                                    ----------  -------    --------  ----------
                                     1,782,380   30,708     (17,569)  1,795,519
                                    ----------  -------    --------  ----------
  Fixed rate:
    FNMA securities................     34,975      170         (72)     35,073
    Other securities...............         48      --          --           48
                                    ----------  -------    --------  ----------
                                        35,023      170         (72)     35,121
                                    ----------  -------    --------  ----------
                                    $1,817,403  $30,878    $(17,641) $1,830,640
                                    ==========  =======    ========  ==========
Available for sale:
  Adjustable rate:
    FNMA securities................ $  169,575  $ 5,215    $    --   $  174,790
    FHLMC securities...............    175,127    4,481         --      179,608
                                    ----------  -------    --------  ----------
                                    $  344,702  $ 9,696    $    --   $  354,398
                                    ==========  =======    ========  ==========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
DECEMBER 31, 1994
Held to maturity:
  Adjustable rate:
    MBS issued by Coast............ $1,014,847    $--      $(21,464) $  993,383
    FNMA securities................    138,264     --        (4,127)    134,137
    FHLMC securities...............    163,894     --        (2,595)    161,299
    Issued by other financial
     institutions..................     49,494     --        (1,488)     48,006
                                    ----------    ----     --------  ----------
                                     1,366,499     --       (29,674)  1,336,825
                                    ----------    ----     --------  ----------
  Fixed rate:
    FNMA securities................     38,254     107       (3,074)     35,287
    Other securities...............         62     --            (8)         54
                                    ----------    ----     --------  ----------
                                        38,316     107       (3,082)     35,341
                                    ----------    ----     --------  ----------
                                    $1,404,815    $107     $(32,756) $1,372,166
                                    ==========    ====     ========  ==========
Available for sale:
  Adjustable rate:
    FNMA securities................ $  198,169    $585     $ (2,215) $  196,539
    FHLMC securities...............    134,640     --        (2,266)    132,374
                                    ----------    ----     --------  ----------
                                    $  332,809    $585     $ (4,481) $  328,913
                                    ==========    ====     ========  ==========

  As of December 31, 1995, $2.17 billion of Coast's MBS included in the table above have contractual terms to maturity of more than ten years, $46 thousand have contractual maturities of from five to ten years, $4.0 million have contractual maturities of one to five years and none have contractual maturities of less than one year.

  The combined contractual weighted average interest rate of MBS was 6.60% and 5.66% at December 31, 1995 and 1994, respectively.

  At December 31, 1995 and 1994, Coast had accrued interest receivable on MBS of $13.7 million and $9.9 million, respectively, which is included in interest receivable and other assets in the accompanying consolidated statement of financial condition.

  At December 31, 1995 and 1994, Coast had no commitments to sell MBS. Principal proceeds from sales of MBS available for sale were $35.3 million, $334.6 million and $241.9 million during 1995, 1994 and 1993, respectively.

  See Note 8 for a summary of MBS and other assets which were pledged as security for borrowings, and Note 13 for a discussion of MBS which were pledged as security for certain letters of credit and Swaps issued by Coast.

(5) REAL ESTATE HELD FOR SALE

  Real estate held for sale, which represents real estate acquired through foreclosure, totaled $31.7 million and $44.2 million at December 31, 1995 and 1994, respectively.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The components of real estate operations, net are presented in the following table for each of the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Net expense (income) from operations:
     Operations of foreclosed real estate owned........ $ 3,797 $ 7,956 $19,050
     Real estate held for development..................     --      --     (375)
                                                        ------- ------- -------
                                                          3,797   7,956  18,675
   Write downs and provisions for estimated losses.....     293   2,132  15,584
                                                        ------- ------- -------
                                                        $ 4,090 $10,088 $34,259
                                                        ======= ======= =======

(6) LAND AND DEPRECIABLE ASSETS AND LEASE COMMITMENTS

  The following is a summary of land and depreciable assets at the dates indicated.

                                                               DECEMBER 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
                                                              (IN THOUSANDS)
   Furniture, fixtures, equipment and automobiles........... $ 80,064  $ 77,388
   Leasehold improvements...................................   43,966    40,088
   Buildings, parking lots and building improvements........   21,921    16,562
   Land.....................................................   16,594    16,594
   Construction in progress.................................    6,463     6,427
                                                             --------  --------
                                                              169,008   157,059
   Accumulated depreciation.................................  (76,088)  (69,566)
                                                             --------  --------
                                                             $ 92,920  $ 87,493
                                                             ========  ========

  Depreciation expense totaled $11.5 million, $10.1 million and $9.9 million for the years ended December 31, 1995, 1994 and 1993, respectively, and is included in office occupancy, net in the accompanying consolidated statement of operations.

  Coast leases certain property and equipment under operating leases which expire in various years. Substantially all the leases expire by the year 2032.

  Certain of these leases contain renewal options and require Coast to pay property taxes and insurance. Lease expense for office facilities and equipment amounted to $19.4 million, $19.8 million and $20.6 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The total annual minimum lease commitment under non-cancelable operating leases at December 31, 1995, including estimated increases due to rising levels of the Consumer Price Index for leases contractually tied thereto, was as follows for the periods indicated.

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   Year Ending December 31,
     1996........................................................    $ 16,228
     1997........................................................      15,477
     1998........................................................      15,886
     1999........................................................      16,136
     2000........................................................      15,946
     Thereafter..................................................      58,510
                                                                     --------
                                                                     $138,183
                                                                     ========

(7) DEPOSITS

  Deposit balances by type of account are summarized in the following table as of the dates indicated.

                                        WEIGHTED AVERAGE      DECEMBER 31,
                                        INTEREST RATE AT  ---------------------
                                        DECEMBER 31, 1995    1995       1994
                                        ----------------- ---------- ----------
                                                             (IN THOUSANDS)
   Checking and other demand deposits..       1.27%       $  632,025 $  464,321
   Money market deposits...............       2.59           666,019    866,569
   Time deposits:
     One to 31 days....................       3.38             6,704     16,837
     32 days to six months.............       3.49           101,331    276,554
     Over six months to two years......       5.34         4,315,862  3,809,858
     Over two years....................       6.54           385,431    429,372
     Housing bond certificates of
      deposit..........................       7.00            16,000     16,000
     Public funds......................       4.90               100        297
                                                          ---------- ----------
                                                          $6,123,472 $5,879,808
                                                          ========== ==========

  The combined weighted average interest rate of deposits, including the effects of Swaps described in Note 13 below, was 4.67% and 4.15% at December 31, 1995 and 1994, respectively.

  Public funds are deposits obtained from governmental agencies within California and were secured by loans receivable of $12.7 million, at December 31, 1994. Public funds held at December 31, 1995, did not require collateral.

  Broker-originated deposits totaled $34.7 million and $40.9 million at December 31, 1995 and 1994, respectively.

  At December 31, 1995 and 1994, Coast had accrued interest payable on deposits of $1.4 million and $1.3 million, respectively, which is included in other liabilities in the accompanying consolidated statement of financial condition.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The following table sets forth the amounts of deposits with balances greater than or equal to $100,000 by remaining term to maturity as of December 31, 1995.

   REMAINING TERM TO MATURITY (IN MONTHS)                             AMOUNT
   --------------------------------------                          -------------
                                                                   (IN MILLIONS)
   Three or less..................................................    $  445
   Over three to six..............................................       238
   Over six to twelve.............................................       304
   Over twelve....................................................       120
                                                                      ------
                                                                      $1,107
                                                                      ======

  Deposits at December 31, 1995, mature as indicated in the following table.

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   Immediately withdrawable......................................   $1,298,044
   Year Ending December 31, 1996.................................    4,289,244
     1997........................................................      361,770
     1998........................................................       80,957
     1999........................................................       93,091
     2000........................................................          152
     Thereafter..................................................          214
                                                                    ----------
                                                                    $6,123,472
                                                                    ==========

  Interest expense by type of deposit account is summarized in the following table for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Checking and other demand deposits............. $  5,694  $  3,230  $  4,895
   Money market deposits..........................   18,250    22,855    35,334
   Time deposits..................................  257,820   192,885   194,467
   Early withdrawal penalties.....................     (869)     (635)     (676)
                                                   --------  --------  --------
                                                   $280,895  $218,335  $234,020
                                                   ========  ========  ========

  Coast receives a variety of fees from customers for providing various services including fees on checking accounts, fees for returned items, and fees for various other services. Fee income from these sources totaled $14.2 million, $9.9 million and $9.7 million for the years ended December 31, 1995, 1994 and 1993, respectively, and is included in other noninterest income in the accompanying Consolidated Statement of Operations.

  The following table presents the carrying and fair values of deposits as of December 31, 1995.

                                                            CARRYING     FAIR
                                                             VALUE      VALUE
                                                           ---------- ----------
                                                              (IN THOUSANDS)
   Demand deposits........................................ $  632,025 $  632,025
   Savings deposits.......................................    666,019    666,019
   Time deposits..........................................  4,825,428  4,836,586
                                                           ---------- ----------
                                                           $6,123,472 $6,134,630
                                                           ========== ==========

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(8) BORROWINGS

  A summary of FHLB advances and other borrowings follows.

                                    DECEMBER 31, 1995                       DECEMBER 31, 1994
                          --------------------------------------  --------------------------------------
                                                   RATES                                   RATES
                                            --------------------                    --------------------
                                                       RANGE                                   RANGE
                                                     -----------                             -----------
                          CARRYING   FAIR   WEIGHTED              CARRYING   FAIR   WEIGHTED
                           VALUE    VALUE   AVERAGE  LOW   HIGH    VALUE    VALUE   AVERAGE  LOW   HIGH
                          -------- -------- -------- ----  -----  -------- -------- -------- ----  -----
FHLB advances, due at
 various dates through
 1999...................  $804,250 $808,300   6.04%  4.95% 10.03% $954,450 $952,317   6.19%  3.93% 10.03%
                          ======== ========  =====   ====  =====  ======== ========  =====   ====  =====
Other borrowings:
 Short-term:
 Securities sold under
  agreements to
  repurchase, secured,
  due in 1996...........  $546,153 $546,335   5.80   5.74   6.00  $714,689 $714,689   6.05   5.68   6.30
 Federal funds
  purchased.............   110,120  110,120   5.37   4.73   6.00    19,822   19,822   5.06   4.94   5.13
                          -------- --------  -----   ----  -----  -------- --------  -----   ----  -----
                           656,273  656,455                        734,511  734,511    --     --     --
                          -------- --------                       -------- --------
 Long-term:
 Senior notes, due in
  2000..................    56,227   59,944  10.00    --     --     55,922   57,500  10.00    --     --
 Housing bond
  borrowings, secured,
  due in 1998, 2006 and
  2010..................    20,840   19,242   4.73    --     --     17,458   17,458   5.50    --     --
 Capital lease, due in
  2000..................       --       --     --     --     --      1,725    1,725  11.85    --     --
                          -------- --------                       -------- --------  -----
                            77,067   79,186                         75,105   76,683
                          -------- --------                       -------- --------
                          $733,340 $735,641                       $809,616 $811,194
                          ======== ========                       ======== ========

  The composition of assets pledged as security for collateralized FHLB and other borrowings was as set forth in the table below as of the indicated dates.

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1995       1994
                                                           ---------- ----------
                                                              (IN THOUSANDS)
      Loans receivable.................................... $1,964,570 $1,527,104
      MBS.................................................  1,134,695    998,595
      FHLB stock..........................................     85,837     79,261
                                                           ---------- ----------
                                                           $3,185,102 $2,604,960
                                                           ========== ==========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The carrying value of principal maturities of FHLB advances and other borrowings at December 31, 1995, was as follows for the years indicated.

                                                    FHLB     OTHER
                                                  ADVANCES BORROWINGS   TOTAL
                                                  -------- ---------- ----------
                                                          (IN THOUSANDS)
      Year Ending December 31,
        1996..................................... $729,250  $656,273  $1,385,523
        1997.....................................   50,000       --       50,000
        1998.....................................      --      6,992       6,992
        1999.....................................   25,000       --       25,000
        2000.....................................      --     56,227      56,227
        Thereafter...............................      --     13,848      13,848
                                                  --------  --------  ----------
                                                  $804,250  $733,340  $1,537,590
                                                  ========  ========  ==========

  Securities sold under agreements to repurchase (commonly referred to as reverse repurchase agreements) totaled $546.2 million and $714.7 million at December 31, 1995 and 1994, respectively. The weighted average interest rate of reverse repurchase agreements was 5.80% at December 31, 1995. Average balances of reverse repurchase agreements were $856.7 million and $668.1 million during the years ended December 31, 1995 and 1994, respectively, and the maximum amount outstanding at any month end during the years ended December 31, 1995 and 1994 was $1.12 billion and $766.0 million, respectively.

  Reverse repurchase agreements were secured by MBS with a carrying value of $566.3 million and $776.8 million (included in the table above) at December 31, 1995 and 1994, respectively. These MBS had a fair value of $580.9 million and $764.9 million at December 31, 1995 and 1994, respectively.

  The following table describes the Company's Senior Notes and Coast's Capital Notes as of December 31, 1995.

                         AT DECEMBER 31, 1995
                         ----------------------
                          CARRYING     FAIR     INTEREST                  AMOUNT       DATE
DESCRIPTION                 VALUE      VALUE      RATE     DATE DUE       ISSUED      ISSUED
-----------              ----------- ---------- -------- ------------- ------------  ---------
                             (IN MILLIONS)                             (IN MILLIONS)
Senior Notes (1)........  $     56.2 $     59.9    10%   Mar. 01, 2000    $57.5      Apr. 1993
Capital Notes (2).......        55.7       65.4    13    Dec. 31, 2002     57.5      Dec. 1992
                          ========== ==========
                          $    111.9 $    125.3
                          ========== ==========

--------
(1) Interest is payable semiannually on April 1 and October 1. The senior notes are redeemable at any time after April 1, 1998 at the option of the Company as a whole or from time to time in part, at the redemption price plus accrued interest to the redemption date.

(2) Interest is payable quarterly on March 31, June 30, September 30 and December 31. The capital notes are redeemable by Coast in whole or in any part at any time after December 31, 1997 at the redemption price plus accrued interest to the redemption date.

  The combined weighted average interest rate of FHLB advances, other borrowings, capital notes and debentures, was 6.28% and 6.47% at December 31, 1995 and 1994, respectively.

  At December 31, 1995 and 1994, the Company had accrued interest payable on FHLB advances, other borrowings, capital notes and debentures of $10.8 million and $11.2 million, respectively, which is included in other liabilities in the accompanying consolidated statement of financial condition.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  A tabulation of interest expense on borrowings for the periods indicated follows.

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          1995    1994    1993
                                                        -------- ------- -------
                                                             (IN THOUSANDS)
      FHLB advances.................................... $ 56,632 $40,621 $30,900
      Short-term borrowings............................   59,677  32,677  31,551
      Long-term borrowings.............................   14,926  15,086  17,610
                                                        -------- ------- -------
                                                        $131,235 $88,384 $80,061
                                                        ======== ======= =======

  Other potential sources of funds available to Coast include a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At December 31, 1995, FHLB advances were $804.3 million, and the amount of additional credit available from the FHLB was $1.26 billion.

(9) INCOME AND OTHER TAXES

  The following table summarizes the elements of income tax expense (benefit) for the years endedDecember 31, 1995, 1994 and 1993.

                                                    FEDERAL    STATE    TOTAL
                                                    --------  -------  --------
                                                         (IN THOUSANDS)
      1995:
        Current.................................... $    --   $   --   $    --
        Deferred...................................   15,767    3,068    18,835
                                                    --------  -------  --------
                                                    $ 15,767  $ 3,068  $ 18,835
                                                    ========  =======  ========
      1994:
        Current.................................... $    --   $   --   $    --
        Deferred...................................   (7,676)  (1,741)   (9,417)
                                                    --------  -------  --------
                                                    $ (7,676) $(1,741) $ (9,417)
                                                    ========  =======  ========
      1993:
        Current.................................... $    --   $   --   $    --
        Deferred...................................  (12,999)     --    (12,999)
                                                    --------  -------  --------
                                                    $(12,999) $   --   $(12,999)
                                                    ========  =======  ========

  Deferred tax assets are initially recognized for net operating loss and tax credit carryforwards and differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. A taxpayer's ability to realize the tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback,
(ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on a re-evaluation of the realizability of the deferred tax asset, the valuation allowance was reduced which had the effect of recognizing $1.7 million and $14.2 million of the subject tax benefits in 1994 and 1993, respectively.

  A reconciliation from expected federal income tax expense (benefit) to consolidated effective income tax expense (benefit) for the periods indicated follows.

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995     1994      1993
   Statutory federal income tax rate...............       35%      35%       35%
                                                     =======  =======  ========
                                                          (IN THOUSANDS)
   Expected federal income tax expense (benefit)...  $18,073  $(5,584) $  1,483
   Increases (reductions) in income taxes resulting
    from:
     Change in the beginning-of-the-year valuation
      allowance for deferred tax assets allocated
      to income tax expense........................      --    (1,669)  (14,178)
     State tax expense (benefit), net of federal
      income tax effect............................    3,502     (646)      --
     Basis in stock of subsidiary..................   (1,732)     --        --
     Prior year underaccrual.......................     (916)    (887)      --
     Increase in base year reserve amount..........     (519)  (1,129)      --
     Amortization of goodwill......................      427      498       495
     Adjustment to deferred tax assets and
      liabilities for enacted changes in tax laws
      and rates....................................      --       --       (799)
                                                     -------  -------  --------
                                                     $18,835  $(9,417) $(12,999)
                                                     =======  =======  ========

  Savings banks that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deduction. The deduction percentage is 8% for the years ended December 31, 1995, 1994 and 1993. Alternatively, a qualified savings bank may compute its bad debt deduction based upon actual loan loss experience (the "Experience Method"). Coast computed its bad debt deduction utilizing the Experience Method in all years presented.

  Due to the increase in the amount of qualifying loans for tax purposes at December 31, 1995 and 1994, as compared to December 31, 1987, the amount of the bad debt deduction was restored by $1.5 million and $3.6 million, respectively. Qualifying loans decreased at December 31, 1993, and, accordingly, the bad debt deduction was limited by $2.9 million. The cumulative amount of the limit on bad debts was $13.4 million at December 31, 1995. Should qualifying loans further increase in future periods, the bad debt amounts previously limited may be restored.

  The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are detailed in the following table.

                                                       1995    1994      1993
                                                      ------- -------  --------
                                                           (IN THOUSANDS)
   Deferred tax expense (exclusive of the effects of
    the other components listed below)..............  $18,835 $(7,748) $  1,978
   Adjustments to deferred tax assets and
    liabilities for enacted changes in tax laws and
    rates...........................................      --      --       (799)
   Decrease in beginning-of-the-year balance of the
    valuation allowance for deferred tax assets.....      --   (1,669)  (14,178)
                                                      ------- -------  --------
                                                      $18,835 $(9,417) $(12,999)
                                                      ======= =======  ========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                      1995     1994     1993
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
Deferred tax assets:
  Loan loss allowances deferred for tax purposes... $ 41,632 $ 74,845 $ 62,176
  Net operating loss carryforwards.................   19,597   13,571    6,604
  Tax credit carryforwards.........................    5,942    5,942    5,535
  Deferred compensation not yet deducted for tax
   purposes........................................    3,352    2,758    2,600
  Interest income on nonaccrual loans for book
   purposes, recognized for tax purposes...........    3,032    1,850      --
  Branch sale gains recognized for tax purposes and
   amortized for
   financial statement purposes....................    1,387    1,921    2,222
  Securities marked to market for tax purposes
   only............................................    1,246      --     1,948
  Loan discounts arising from acquisitions.........      541      664      883
  Investments and real estate writedowns for
   financial statement purposes not recognized for
   tax purposes....................................      --       --     7,278
  Securities marked to market for financial
   statement purposes only.........................      --       646      --
  Other............................................      608      366      --
                                                    -------- -------- --------
    Total gross deferred tax assets................   77,337  102,563   89,246
  Less valuation allowance.........................      --       --    (1,669)
                                                    -------- -------- --------
    Deferred tax assets............................   77,337  102,563   87,577
                                                    -------- -------- --------
Deferred tax liabilities:
  FHLB stock dividends deferred for tax purposes...   18,267   16,369   15,015
  Guaranteed payments recognized when received for
   tax purposes....................................    8,278    8,278    7,347
  Loan fees and origination costs capitalized for
   financial statement purposes only...............    7,038    3,788      --
  Excess Spread Servicing Asset, not recognized for
   tax purposes....................................    5,097    8,674   14,705
  Securities marked to market for financial
   statement purposes only.........................    4,082      --     8,015
  Depreciation for tax purposes in excess of such
   amount for financial statement purposes.........    3,939    3,896    4,558
  Securities marked to market for tax purposes
   only............................................      --     4,638      --
  Interest income on loans recognized on the cash
   basis for tax
   purposes only...................................      --       757    1,749
  Other............................................      --       --       327
                                                    -------- -------- --------
    Deferred tax liabilities.......................   46,701   46,400   51,716
                                                    -------- -------- --------
      Net deferred tax asset....................... $ 30,636 $ 56,163 $ 35,861
                                                    ======== ======== ========

  At December 31, 1995, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of $51.3 million which are available to offset future federal taxable income through 2010. The Company also had alternative minimum tax credit carryforwards of approximately $5.5 million as of December 31, 1995, which are available to reduce future regular federal income taxes, if any, over an indefinite period.

  The consolidated financial statements at December 31, 1995, 1994 and 1993, did not include a tax liability of $34.4 million, $33.9 million and $32.6 million, respectively, related to the adjusted base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a further

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES significant reduction in qualifying loan levels relative to the end of 1987, failure to meet the tax definition of a savings institution, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of Coast's stock.

  The Company's tax returns have been audited by the Internal Revenue Service through December 31, 1986 and by the California Franchise Tax Board through December 31, 1987. The Franchise Tax Board is currently examining the years 1988 through 1990. It is expected that the Franchise Tax Board will challenge the taxability of income earned by Coast's former Nevada financing subsidiaries, the last of which was liquidated in 1989. While there can be no assurance as to the outcome of this matter, management believes the position taken by Coast on its franchise tax returns will be sustained. The Internal Revenue Service has recently commenced an examination of the Company's tax returns for the years 1992 and 1993. The Company does not anticipate any material changes to its federal tax returns as previously filed.

(10) STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

  The Company's ability to pay cash dividends primarily depends upon cash dividends it receives from Coast, and is also subject to limitation based on liquidity and other factors set forth in the indenture relating to outstanding debt securities of the Company. Based on the level of liquid assets maintained by the Company as of December 31, 1995, and the aforementioned indenture restrictions, the Company had approximately $.3 million available for distribution at December 31, 1995. Coast's ability to pay cash dividends to the Company is subject to limitations contained in applicable federal regulations and to additional limitations based on earnings and other factors set forth in an indenture relating to outstanding debt securities of Coast. Under the most restrictive of these limitations, Coast had approximately $79.8 million available for distribution at December 31, 1995. In addition, payment of dividends in excess of Coast's accumulated earnings and profits as calculated for tax purposes (approximately $156 million at December 31, 1994) would have significant negative tax consequences to Coast.

  Earnings (loss) per share of common stock are based upon the weighted average number of common shares, which include common stock, dilutive common stock equivalent shares ("CSEs") and other potentially dilutive securities, outstanding during each period.

  The calculations of earnings per share of common stock are as follows for the periods indicated.

                                           YEAR ENDED DECEMBER 31,
                               -------------------------------------------------
                                    1995            1994              1993
                               --------------- ----------------  ---------------
                                        FULLY            FULLY            FULLY
                               PRIMARY DILUTED PRIMARY  DILUTED  PRIMARY DILUTED
                               ------- ------- -------  -------  ------- -------
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net earnings (loss)..........  $32,802 $32,802 $(6,538) $(6,538) $17,236 $17,236
Interest on the convertible
 subordinated debentures, net
 of taxes....................      --      --      --       --       --       15
                               ------- ------- -------  -------  ------- -------
Net earnings (loss)
 applicable to common stock,
 dilutive CSEs and
 securities..................  $32,802 $32,802 $(6,538) $(6,538) $17,236 $17,251
                               ======= ======= =======  =======  ======= =======
Weighted average common
 shares outstanding..........   18,511  18,511  18,457   18,457   17,880  17,880
Dilutive CSEs on stock
 options.....................      507     629     --       --       383     383
Assumed conversion of the
 convertible subordinated
 debentures..................      --      --      --       --       --       17
                               ------- ------- -------  -------  ------- -------
Weighted average shares......   19,018  19,140  18,457   18,457   18,263  18,280
                               ======= ======= =======  =======  ======= =======
Net earnings (loss) per share
 of common stock.............  $  1.72 $  1.71 $  (.35) $  (.35) $   .94 $   .94
                               ======= ======= =======  =======  ======= =======

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  On August 23, 1989, the Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan") pursuant to which the Company distributed one Right (collectively, the "Rights") for each outstanding share of common stock. Each Right will entitle the holder (other than certain persons who have acquired, or have obtained the right to acquire, the beneficial ownership of at least 15% of the common stock ("Control Persons") and certain related persons or entities) to purchase one one-hundredth of a share of a newly issued series of preferred stock at an exercise price of $50 (the "Rights Exercise Price"), subject to certain adjustments. Each one one-hundredth of a share of preferred stock is designed to have a value approximately equal to the value of one share of common stock. If any person becomes the beneficial owner of 15% or more of the outstanding common stock without complying with a specified procedure designed to provide fair treatment to all holders of the common stock, then holders of Rights not previously exercised or redeemed by the Company (other than Rights held by Control Persons and certain related persons or entities) will be entitled upon payment of the Rights Exercise Price to receive common stock having a fair market value equal to two times the Rights Exercise Price. If the Company is merged into another corporation or 50% or more of the Company's assets are sold, each previously unexercised Right will entitle the holder (other than a Control Person and certain related persons or entities) upon payment of the Rights Exercise Price to purchase common stock of the acquiring corporation or corporations or certain related corporations having a market value equal to two times the Rights Exercise Price. A majority of the independent directors of the Company may authorize the redemption of the Rights in whole at a price of $.01 per Right at any time before the tenth business day following the date of public announcement that any person has become a Control Person.

(11) REGULATORY CAPITAL

  Coast is required by federal law and OTS regulations to maintain minimum levels of capital that are measured by three ratios. The tangible capital standard requires savings institutions to maintain tangible capital of at least 1.5 percent of tangible assets. Tangible capital consists principally of stockholders' equity, but excludes most intangible assets such as goodwill. The core capital standard requires savings institutions to maintain core capital of at least 3.0 percent of adjusted tangible assets. Core capital consists of tangible capital and certain other intangible assets. At December 31, 1995 there were no differences in the calculation of tangible and core capital for Coast. The risk-based capital standard requires savings institutions to maintain risk-based capital equal to 8.0 percent of risk-weighted assets. Risk-based capital consists of core capital plus certain subordinated debt and, subject to certain limitations, general valuation allowances on loans receivable.

  The following table reflects in both dollars and ratios, Coast's regulatory capital position as ofDecember 31, 1995, as well as the requirements at that date:

                                                        ACTUAL       REQUIRED
                                                     ------------  ------------
                                                     AMOUNT RATIO  AMOUNT RATIO
                                                     ------ -----  ------ -----
                                                       (DOLLARS IN MILLIONS)
      December 31, 1995:
        Risk-based..................................  $567  10.86%  $418  8.00%
        Core........................................   449   5.47    246  3.00
        Tangible....................................   449   5.47    123  1.50

  The Federal Deposit Insurance Corporation Act of 1991 contains "prompt corrective action" provisions pursuant to which insured depositiory institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1995, Coast's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(12) PENSION AND STOCK OPTION PLANS

  The Company sponsors a pension plan covering substantially all of its employees. The benefits are based upon an employee's length of service and the employee's average compensation during the five consecutive years of the last 10 years in which the greatest compensation was paid to the employee.

  The following table sets forth the status of funding of Coast's pension plan at December 31, 1995 and 1994, and related amounts appearing in Coast's consolidated financial statements at or for the years then ended.

                                                           AT OR FOR THE YEAR
                                                           ENDED DECEMBER 31,
                                                           --------------------
                                                             1995       1994
                                                           ---------  ---------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested..............................................  $  38,143  $  34,969
     Non-vested..........................................      1,963      1,231
                                                           ---------  ---------
       Accumulated benefit obligations...................  $  40,106  $  36,200
                                                           =========  =========
   Pension plan assets at fair value (primarily listed
    stocks, U.S. government obligations, corporate
    obligations and Coast deposits)......................  $  46,974  $  39,847
   Projected benefit obligations for service rendered to
    date.................................................    (45,256)   (37,308)
                                                           ---------  ---------
   Pension plan assets in excess of projected benefit
    obligation...........................................      1,718      2,539
   Activity not recognized in net pension plan cost:
     Net gain............................................     (1,555)    (1,352)
     Unrecognized prior service cost.....................        194        285
     Net asset at December 31, 1985, being amortized over
      15 years...........................................     (1,508)    (1,809)
                                                           ---------  ---------
       Accrued pension plan costs........................  $  (1,151) $    (337)
                                                           =========  =========
   Net pension plan cost:
     Interest on projected benefit obligations...........  $   3,040  $   2,944
     Service costs.......................................      1,428      2,049
     Return on pension plan assets.......................    (10,004)      (365)
     Amortization and deferral, net......................      6,350     (3,054)
                                                           ---------  ---------
                                                           $     814  $   1,574
                                                           =========  =========

  For the years ended December 31, 1995 and 1994, the weighted average discount rates used in determining the actuarial present value of the accumulated and projected benefit obligations were 7.25% and 8.75%, respectively. The rate of increase in future compensation was projected to be 3.75% and 4.00% for the years ended December 31, 1995 and 1994, respectively. The expected long-term rate of return on assets was 9% for the years ended December 31, 1995 and 1994. Total pension plan expenses were $2.5 million, $2.7 million and $1.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  Pursuant to the 1985 Stock Option and Stock Appreciation Rights Plan (the "Plan"), options having lives of up to ten years are granted which give the owner of the options the right to purchase shares of the Company's common stock at a price equal to their fair market value on the date the options are granted. The table below reflects option activity for the periods indicated.

                                                   AT OR FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                  -----------------------------
                                                    1995      1994      1993
                                                  ---------  -------  ---------
   Balance at beginning of period................   968,406  976,186    881,072
   Granted.......................................       --       --     318,947
   Canceled or expired...........................   (10,000)  (6,780)  (162,717)
   Exercised.....................................  (125,463)  (1,000)   (61,116)
                                                  ---------  -------  ---------
   Balance at end of period......................   832,943  968,406    976,186
                                                  =========  =======  =========
   Options exercisable...........................   832,943  968,406    976,186
   Shares available for grant....................    98,346   88,346     81,566
                                                  =========  =======  =========
   Weighted average option price per share:
     Under option................................ $    8.71  $  8.63  $    8.68
     Exercisable.................................      8.71     8.63       8.68
     Exercised...................................      7.92    11.28       5.63
                                                  =========  =======  =========

  Pursuant to the Plan, stock appreciation rights ("SARs") having lives of up to ten years are granted which give the owner of the SARs the right, upon exercise of the SARs, to receive an amount equal to the excess of the fair market value of the Company's common stock over the price assigned to the SARs. The table below reflects SARs activity for the periods indicated.

                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------
                                   1995                1994                1993
                            ------------------- ------------------- -------------------
                               SARS     AVERAGE    SARS     AVERAGE    SARS     AVERAGE
                            OUTSTANDING  PRICE  OUTSTANDING  PRICE  OUTSTANDING  PRICE
                            ----------- ------- ----------- ------- ----------- -------
   Balance at beginning of
    period.................   181,907   $11.25    201,130   $11.54    510,906   $13.55
   Canceled or expired.....       --       --     (17,467)   14.60   (253,645)   14.99
   Exercised...............    (1,200)   11.28     (1,756)   11.28    (56,131)   14.25
                              -------             -------            --------
   Balance at end of
    period.................   180,707    11.25    181,907    11.25    201,130    11.54
                              =======             =======            ========

(13) OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  Coast is a party to off-balance sheet financial instruments containing certain types of risk in the normal course of business in order to meet the borrowing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit, Swaps and Caps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the dollar amount of liability set forth in the accompanying consolidated statement of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

  At December 31, 1995, Coast had issued $386.5 million of letters of credit which are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in these letters of credit is essentially the same as that involved in making real estate loans. Coast's letters of credit generally expire from one to twelve years after the date of issuance. The outstanding letters of credit were issued

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES in connection with real estate development activities. The letters of credit were collateralized by $26.4 million of Coast's MBS and $378.7 million of FHLB of San Francisco letters of credit (which letters of credit were in turn collateralized by $504.5 million of Coast's loans and securities), to support $371.2 million of housing revenue bonds at December 31, 1995. Coast receives periodic fees for providing the letters of credit supporting the housing revenue bonds represented by the positive difference, if any, between the rates of interest paid to the bondholders and the rates of interest received from the owners of the various projects. The rates of interest on the tax-exempt housing revenue bonds are reset each week. In the event the rates of interest on the bonds were to exceed the rates of interest on the respective notes, Coast would pay the difference and would not, therefore, receive the periodic fee income described above. These letters of credit fees amounted to $5.9 million, $9.2 million and $7.8 million in 1995, 1994 and 1993, respectively, and are included in other noninterest income in the accompanying consolidated statement of operations.

  Commitments to originate mortgage loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. At December 31, 1995, Coast had $77.7 million of such commitments outstanding, the majority of which were to fund adjustable rate mortgages on single family residences. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The fair value of commitments to originate mortgage loans was $2.9 million as of December 31, 1995.

  At December 31, 1995, Coast had $66.5 million of approved undisbursed overdraft lines of credit associated with retail checking accounts. Since the majority of the undisbursed amount is not expected to be drawn upon, the total undisbursed amount does not necessarily represent future credit exposure.

  Loans sold with recourse are loans for which the purchaser has partial or full recourse against Coast if any borrower should fail to perform on a loan. See Note 17 for further discussion of loans sold with recourse.

  Coast is a party to off-balance sheet financial instruments containing certain types of risk in the normal course of business in order to meet the borrowing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include Swaps and Caps, both of which are considered derivative financial instruments held for purposes other than trading. Swaps generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts. In that the credit exposure of these Swaps is limited to the potential default of the Swap counterparty, the potential credit risks associated with such Swaps are substantially less than the notional principal amounts of these Swaps.

  At December 31, 1995, Coast had $195.0 million of Swaps on which Coast paid a floating rate and received a fixed rate of interest. These Swaps were entered into during 1994 and have remaining maturities ranging from 3 to 6 months. The Swaps are matched with specific certificates of deposit and effectively convert the matched fixed rate deposits to floating rate liabilities. These Swaps are comprised of $115 million based on LIBOR and $80 million based on COFI. These Swaps provide a discrete funding source which directly matches portions of Coast's earning asset base (COFI- and LIBOR-based loans), and result in a fixed spread between the interest rates paid on the Swaps and the yield on the related portion of the loan portfolio.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The following table summarizes certain information regarding Swaps outstanding at the dates indicated.

                                                  DECEMBER 31, 1995
                         ------------------------------------------------------------------------
                                NOTIONAL        WEIGHTED AVERAGE
TYPE                             AMOUNT           INTEREST RATE             MATURITY DATES
----                     ---------------------- --------------------  ---------------------------
                                                 PAID      RECEIVED
                                                --------  ----------
                         (DOLLARS IN THOUSANDS)
Pay variable/receive
 fixed..................        $195,000            5.58%       5.35% March 1996 to June 1996
                                                ========    ========
                                                  DECEMBER 31, 1994
                         ------------------------------------------------------------------------
                                NOTIONAL        WEIGHTED AVERAGE
TYPE                             AMOUNT           INTEREST RATE             MATURITY DATES
----                     ---------------------- --------------------  ---------------------------
                                                 PAID      RECEIVED
                                                --------  ----------
                         (DOLLARS IN THOUSANDS)
Pay variable/receive
 fixed..................        $245,000            5.01%       5.18% September 1995 to June 1996
                                                ========    ========

  As described above, these Swaps were entered into for the purpose of converting the interest rate characteristics of certain liabilities, therefore, "hedge accounting" rules apply and there is no requirement to mark the values of the Swaps to market under generally accepted accounting principles. The fair values of Swaps represent the estimated amounts Coast would receive or pay to terminate the agreements, taking into consideration current interest rates. As of December 31, 1995, the fair value of the Swaps approximated a loss of $66,000.

  The net effect of the Swaps, exclusive of interest on the related deposits, was to record $.8 million, $6.2 million and $11.2 million of interest expense during 1995, 1994 and 1993, respectively, which is included in interest expense on deposits in the accompanying consolidated statement of operations. Coast has pledged $3.7 million and $6.4 million of MBS at December 31, 1995 and 1994, respectively, to guarantee its performance under swap agreements.

  During 1985, Coast entered into a Cap which expires in 1997. The notional balance of the Cap is $75.0 million and the agreement provides for payments of interest to Coast if the three-month LIBOR index, upon which the Cap is based, exceeds a ceiling rate of 12.38%. Amortization of the fees Coast paid to acquire the Caps was $.8 million for the year ended December 31, 1993, and is included in interest expense on deposits in the accompanying consolidated statement of operations. There were no remaining unamortized fees at December 31, 1993, or thereafter. No payments were made to Coast under the Cap for the periods presented, and, in the current interest rate environment, management does not anticipate that the interest rate ceiling will be reached prior to the Cap's maturity.

  The following table summarizes the allocation of the GVA attributable to Coast's off-balance sheet items for the periods indicated.

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1995     1994      1993
                                                    ------- --------  --------
                                                         (IN THOUSANDS)
   Balance at beginning of period.................. $ 7,962 $ 14,185  $ 31,860
   Additions charged (reductions credited) to
    operations.....................................     --     9,012   (16,275)
   Losses charged..................................     --   (15,235)   (1,400)
   Reallocation from loan-related assets...........   9,038      --        --
                                                    ------- --------  --------
   Balance at end of period........................ $17,000 $  7,962  $ 14,185
                                                    ======= ========  ========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  At December 31, 1995, $12 million of the GVA attributable to off-balance sheet activity related to Coast's letters of credit and $5 million related to loans sold with recourse. Based on currently available information, Coast believes it has adequately provided for losses which might emanate from these sources, however, deterioration of economic conditions or other circumstances could result in the need for additional allowances.

(14) CONTINGENT LIABILITIES

  There are various actions pending against Coast or the Company but, in the opinion of management, the probable liability resulting from such suits is unlikely, individually or in the aggregate, to have a material effect on Coast.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                FIRST     SECOND   THIRD    FOURTH
                               QUARTER   QUARTER  QUARTER  QUARTER     YEAR
                               --------  -------- -------- --------  --------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
1995
Interest income............... $145,034  $154,703 $158,593 $154,851  $613,181
Interest expense..............   97,624   105,607  106,187  102,712   412,130
Net interest income...........   47,410    49,096   52,406   52,139   201,051
Provision for loan losses.....   10,000    10,000   10,000   10,000    40,000
Net earnings..................    3,478     5,633   14,762    8,929    32,802
Primary earnings per share of
 common stock:
  Net earnings(1).............      .18       .30      .77      .47      1.72
Fully diluted earnings per
 share of common stock:
  Net earnings(1).............      .18       .30      .77      .47      1.71
Market range:
  High bid....................   16.375    21.250   28.125   34.625
  Low bid.....................   13.625    16.500   19.375   25.500
1994
Interest income............... $117,714  $117,817 $126,244 $132,855  $494,630
Interest expense..............   68,685    70,803   79,212   88,019   306,719
Net interest income...........   49,029    47,014   47,032   44,836   187,911
Provision for loan losses.....   32,000    14,000   14,000   15,000    75,000
Net earnings (loss)...........   (6,719)    1,881    2,292   (3,992)   (6,538)
Primary earnings (loss) per
 share of common stock:
  Net earnings (loss)(1)......     (.36)      .10      .12     (.22)     (.35)
Fully diluted earnings (loss)
 per share of common stock:
  Net earnings (loss)(1)......     (.36)      .10      .12     (.22)     (.35)
Market range:
  High bid....................   17.375    17.250   18.750   17.375
  Low bid.....................   13.375    13.000   16.875   12.625

--------
(1) The sum of the quarterly earnings per share amounts may not equal the amount for the year because per share amounts are computed independently for each quarter and the full year based upon respective weighted average shares of common stock outstanding. Another factor affecting fully diluted earnings per share is that, for certain periods, the fully diluted computed amounts would be antidilutive; primary earnings per share are shown above in such cases.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(16) PARENT COMPANY FINANCIAL INFORMATION

  This information should be read in conjunction with the other Notes to Consolidated Financial Statements. During the first quarter of 1993 the Company issued $40.8 million of common stock at $17.75 per share and contributed the net proceeds of $38.2 million to Coast as equity capital. During the second quarter of 1993, the Company issued $57.5 million of 10% Senior Notes due 2000. The majority of the proceeds from the offering were contributed to Coast as equity capital. See Note 8.

                       STATEMENT OF FINANCIAL CONDITION

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
ASSETS
Cash......................................................... $     25 $    106
Short term investments.......................................    2,394    2,443
Mortgage-backed securities ("MBS") available for sale........    9,363   10,068
Interest receivable and other assets.........................      431      515
Investment in subsidiary.....................................  463,077  419,668
                                                              -------- --------
                                                              $475,290 $432,800
                                                              ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Senior notes................................................. $ 56,227 $ 55,922
Other liabilities............................................    1,629    1,664
                                                              -------- --------
                                                                57,856   57,586
                                                              -------- --------
Stockholders' equity:
  Common stock...............................................      186      185
  Additional paid-in capital.................................  265,018  263,161
  Unrealized gain (loss) on securities available for sale....    6,554   (1,006)
  Retained earnings..........................................  145,676  112,874
                                                              -------- --------
    Total stockholders' equity...............................  417,434  375,214
                                                              -------- --------
                                                              $475,290 $432,800
                                                              ======== ========

                            STATEMENT OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1995      1994     1993
                                                    -------  --------  -------
                                                         (IN THOUSANDS)
Dividends received from subsidiary................. $ 6,000  $  2,000  $   --
                                                    -------  --------  -------
 Interest Income:
  MBS..............................................     560       504      359
  Investment securities............................     291       156      148
                                                    -------  --------  -------
                                                        851       660      507
                                                    -------  --------  -------
Equity in undistributed net earnings (loss) of
 subsidiary........................................  30,038    (5,401)  19,678
Interest expense on borrowings.....................  (6,105)   (6,102)  (4,469)
General and administrative expense.................    (140)      (29)    (112)
Income tax benefit.................................   2,158     2,334    1,632
                                                    -------  --------  -------
    Net earnings (loss)............................ $32,802  $ (6,538) $17,236
                                                    =======  ========  =======

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)............................ $ 32,802  $ (6,538) $ 17,236
                                                  --------  --------  --------
  Adjustments to reconcile net earnings to net
   cash provided (used) by operations:
    Amortization of premiums and discounts.......      346       346       230
    Net increase in interest payable.............      --        --      1,438
    Net (increase) decrease in interest
     receivable..................................     (119)       10      (100)
    Deferred income tax benefit..................   (2,158)   (2,334)   (1,632)
    Equity in net (earnings) loss of subsidiary..  (30,038)    5,401   (19,678)
    Other........................................       21        43      (126)
                                                  --------  --------  --------
      Total adjustments..........................  (31,948)    3,466   (19,868)
                                                  --------  --------  --------
      Net cash provided (used) by operating
       activities................................      854    (3,072)   (2,632)
                                                  --------  --------  --------
  Cash flows from investing activities:
    Purchase of MBS available for sale...........      --        --    (12,817)
    Principal repayments on MBS available for
     sale........................................    1,043     1,444       726
    Equity investment in subsidiary..............   (3,000)      --    (75,558)
                                                  --------  --------  --------
      Net cash provided (used) by investing
       activities................................   (1,957)    1,444   (87,649)
                                                  --------  --------  --------
  Cash flows from financing activities:
    Net proceeds from issuance of senior notes...      --        --     55,387
    Issuance of common stock.....................      --        --     38,171
    Common stock options exercised...............      973        11       345
                                                  --------  --------  --------
      Net cash provided by financing activities..      973        11    93,903
                                                  --------  --------  --------
      Net increase (decrease) in cash and cash
       equivalents...............................     (130)   (1,617)    3,622
Cash and cash equivalents at beginning of year...    2,549     4,166       544
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  2,419  $  2,549  $  4,166
                                                  ========  ========  ========
Supplemental schedule of noncash investing
 activities:
  Unrealized gain (loss) on securities available
   for sale, net of taxes........................ $  7,560  $(11,827) $ 10,821

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(17) MORTGAGE BANKING ACTIVITIES

  Sales of mortgage assets held or available for sale function primarily to constrain asset growth, fund lending operations, manage interest rate risk and increase the loan servicing portfolio. The following table represents components of the Company's mortgage banking activities for each of the periods indicated.

                                                 AT OR FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
Loans receivable held for sale:
  Loans originated, net of refinances....... $  146,024  $  516,343  $  625,401
  Sale of loans.............................     44,197      28,398     130,062
  Gain (loss) on sales......................        177      (2,352)      1,978
  Balance at end of period, at the lower of
   amortized historical cost or fair value..    221,032     160,665     175,391
MBS available for sale:
  Sale of MBS...............................     35,335     334,617     241,886
  Gain (loss) on sales......................       (287)      1,812       8,490
  Balance at end of period, at fair value...    354,398     328,913     586,482
Loans serviced for others...................  3,416,880   3,960,564   4,175,682
Loan servicing fee income...................      9,829      10,715      12,620

  The following table summarizes the activity in the Excess Spread Servicing Asset, which is included in interest receivable and other assets in the accompanying consolidated statement of financial condition, for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1995     1994      1993
                                                    -------  -------  --------
                                                         (IN THOUSANDS)
Balance at beginning of period..................... $38,849  $52,290  $ 59,499
Additions from sales of loans and MBS..............     284    6,176     4,571
Amortization.......................................  (5,021)  (7,968)  (11,505)
Adjustments due to prepayments exceeding expected
 levels............................................   ( 540)  (1,758)     (275)
Elimination of Excess Spread Servicing Asset.......     --    (9,891)      --
                                                    -------  -------  --------
Balance at end of period........................... $33,572  $38,849  $ 52,290
                                                    =======  =======  ========

  During the years ended December 31, 1995, 1994 and 1993, Coast did not sell loans with recourse or subordination. At December 31, 1995, 1994 and 1993, the principal balances of loans sold prior to 1992 with recourse or subordination totaled $.40 billion, $.44 billion and $1.52 billion, respectively, and the amount of recourse or subordination against Coast totaled $78.5 million, $84.4 million and $121.9 million, respectively. The decrease in principal balances of loans sold with recourse or subordination from 1993 to 1994 is primarily due to Coast exercising its option to eliminate the recourse liability on $977.1 million of multifamily loans during 1994. These pools were guaranteed by FNMA, which increased the ongoing guarantee fee paid to FNMA by .30%, thereby reducing the future excess spread and its resultant Excess Servicing Spread Asset. Losses on loans sold with recourse or subordination totaled $4.4 million, $2.2 million and $4.7 million in 1995, 1994 and 1993, respectively.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(18) FINANCIAL HIGHLIGHTS BY BUSINESS SEGMENT

  Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. CoastFed Services ("CFS"), a wholly owned subsidiary of Coast, provides hazard and other insurance and investment products as an agent for insurers and mutual funds, and also provides a range of trustee services, including acting as trustee in deeds of trust held by Coast. The following table represents financial highlights, net of intercompany transactions, concerning the Company's principal business segments for the periods indicated.

                                                 AT OR FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                              --------------------------------
                                                 1995       1994       1993
                                              ---------- ----------  ---------
                                                      (IN THOUSANDS)
Revenues:
  Retail banking............................. $  655,795 $  521,152  $ 559,191
                                              ---------- ----------  ---------
  CFS:
    Insurance/annuity/mutual fund sales
     commissions.............................     12,675     13,226     13,460
    Trustee and reconveyance fees and other..      2,330      3,176      3,289
                                              ---------- ----------  ---------
                                                  15,005     16,402     16,749
                                              ---------- ----------  ---------
    Consolidated revenues.................... $  670,800 $  537,554  $ 575,940
                                              ========== ==========  =========
Earnings (loss) before income tax expense
 (benefit):
  Retail banking............................. $   41,291 $  (27,582) $  (7,890)
  CFS........................................     10,346     11,627     12,127
                                              ---------- ----------  ---------
    Consolidated earnings (loss) before
     income tax expense (benefit)............ $   51,637 $  (15,955) $   4,237
                                              ========== ==========  =========
Assets:
  Retail banking............................. $8,248,619 $8,194,433
  CFS........................................      3,061      2,084
                                              ---------- ----------
    Consolidated assets...................... $8,251,680 $8,196,517
                                              ========== ==========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying amounts and fair values of the Company's financial instruments at the dates indicated. For further detail of fair value information, see the notes referenced in the table. See Note 1 to the Consolidated Financial Statements for a discussion of the accounting policies followed in determining fair value information.

                                              DECEMBER 31,
                             --------------------------------------------------
                                      1995                      1994
                             ------------------------  ------------------------
                              CARRYING       FAIR       CARRYING       FAIR
                                VALUE        VALUE        VALUE        VALUE
                             -----------  -----------  -----------  -----------
                                             (IN THOUSANDS)
ASSETS
Cash and due from banks
 (Note 2)..................  $   119,717  $   119,717  $    99,578  $    99,578
Federal funds sold and
 other short term
 investments (Note 2)......       30,394       30,394        2,443        2,443
Investment securities (Note
 2)........................       72,785       73,186       82,477       81,557
Loans receivable, net (Note
 3)........................    5,245,464    5,403,392    5,632,517    5,508,320
Loans receivable held for
 sale (Note 3).............      221,032      229,955      160,665      161,325
Mortgage-backed securities
 (Note 4)..................    1,817,403    1,830,640    1,404,815    1,372,166
Mortgage-backed securities
 available for sale
 (Note 4)..................      354,398      354,398      328,913      328,913
Federal Home Loan Bank
 stock (Note 2)............       85,837       85,837       79,261       79,261
LIABILITIES
Deposits (Note 7)..........   (6,123,472)  (6,134,630)  (5,879,808)  (5,773,224)
Federal Home Loan Bank
 advances (Note 8).........     (804,250)    (808,300)    (954,450)    (952,317)
Other borrowings (Note 8)..     (733,340)    (735,641)    (809,616)    (811,194)
Capital Notes (Note 8).....      (55,746)     (65,406)     (55,495)     (60,375)
OFF-BALANCE SHEET FINANCIAL
 INSTRUMENTS (NOTE 13)
Swaps......................          --           310          --        (4,446)
Caps.......................          --           --           --           --
Commitments to originate
 mortgage loans............          --         2,194          --        (6,642)
Letters of credit..........          --       (12,000)         --        (6,260)
Loans sold with recourse...          --        (5,000)         --        (1,702)

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.DIRECTORS AND OFFICERS OF THE REGISTRANT

  Those portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with registrant's Annual Meeting of Stockholders to be held on April 24, 1996 ("Proxy Statement"), appearing under the captions "Election of Directors", "Executive Officers Who are Not Directors," and, to the extent required by 17 C.F.R. 229.405, "Security Ownership of Management," are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

  The portion of the Proxy Statement appearing under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Those portions of the Proxy Statement appearing under the captions "Security Ownership of Management" and "Principal Stockholders" are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  That portion of the Proxy Statement appearing under the caption "Certain Transactions of Management with Coast" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                   EXHIBITS*

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
  3.1    Current Certificate of Incorporation of the Registrant (Exhibit 3.0 to
         Form 8-K dated September 1, 1989)
  3.2    Bylaws of the Registrant (Exhibit 3.1 to Form 8-K dated September 1,
         1989)
  4.1    Section 4 of the Registrant's Certificate of Incorporation and
         Articles III and IX of the Registrant's Bylaws (page 5 of Exhibit 3.0 and pages 1-5 and 13-14 of Exhibit 3.1 to Form 8-K dated September 1,
         1989)
         Shareholder Rights Plan (Exhibit 1.1 to Form 8-A dated September 1,
  4.2    1989)
  4.3    Copies of instruments defining the rights of holders of long-term debt of the Registrant or any of its subsidiaries are, under Item
         601(b)(4)(iii)(A) of Regulation S-K, not required to be filed, but will be filed upon request of the Commission.
 10.1**  Deferred Compensation Plan Agreement between Harold B. Starkey, Jr.
         and First Federal Savings and Loan Association and assumed by Coast
         (Exhibit 10.16 to Form 8-K dated September 1, 1989)
 10.2**  Board of Directors Retirement Plan of Coast (Exhibit 10.21 to Form 8-K
         dated September 1, 1989)
 10.3**  Pension Plan of Coast (Exhibit 10.22 to Form 8-K dated September 1,
         1989)
 10.4**  First Amendment to Pension Plan of Coast (Exhibit 10.23 to Form 8-K
         dated September 1, 1989)
 10.5**  Form of Post-Retirement Compensation Arrangement of Coast (Exhibit
         10.9 to Form 10-K dated March 30, 1990)
 10.6**  Executive and Senior Management Short-Term Compensation Incentive
         Plans of Coast, effective January 1, 1996
 10.7**  Amended and Restated Executive Supplemental Retirement Plan of Coast,
         dated February
         28, 1996
 10.8**  Form of Deferred Compensation Agreement of Coast, effective January
         24, 1996
 10.9**  1985 Stock Option and Stock Appreciation Rights Plan of Coast as
         amended through February 22, 1989 (Exhibit 10.5 to Form 8-K dated
         September 1, 1989)
 10.10** Coast Federal Bank, Federal Savings Bank Performance Share Plan for
         Key Employees dated July 22, 1992 (Exhibit 10.16 to Form 10-K dated
         March 6, 1993)
 10.11** Amended and Restated Employment Agreement between Ray Martin and Coast dated as of January 1, 1996
 10.12** Amended and Restated Employment Agreement between Robert L. Hunt II and Coast dated as of January 1, 1996
 10.13** Amended and Restated Employment Agreement between Norman H. Raiden and
         Coast dated as of January 1, 1996
 10.14** Amended and Restated Employment Agreement between James R. Boyle and
         Coast dated as of January 1, 1996
 10.15** Deferred Compensation Death Benefit Plan between Leon S. Angvire and
         Coast (Exhibit 10.24 to Form 10-K dated March 30, 1990)
 10.16** Amended and Restated Employment Agreement between James F. Barritt and
         Coast dated as of January 1, 1996

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
 10.17** Severance Agreement between Gerald I. Rich and Coast dated January 20,
         1995 (Exhibit 10.27 to Form 10-K filed March 28, 1995)
 10.18** Severance Agreement between Mark T. Neal and Coast dated January 20,
         1995 (Exhibit 10.28 to Form 10-K filed March 28, 1995)
 10.19** Coast Director Share Purchase Plan adopted April 27, 1994 (Exhibit
         10.29 to Form 10-K dated March 28, 1995)
 11.1    The statement regarding computation of per share earnings is included in Note 10 to Registrant's Consolidated Financial Statements and
         incorporated herein by this reference
 13.1    Not Applicable
 22.1    Subsidiaries (Exhibit 22.1 to Form 10-K dated March 28, 1995)
 24.1    Consent of KPMG Peat Marwick LLP

--------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.
** Indicates employment or compensation agreements affecting past or present executive officers and directors.

                         FINANCIAL STATEMENT SCHEDULES

  All financial statement schedules have been omitted because they are not applicable or the required information is shown in the body of this Form 10-K.

                              REPORTS ON FORM 8-K

  No Current Reports on Form 8-K were filed for the three months ended December 31, 1995.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Coast Savings Financial, Inc.

                                                      /s/ Ray Martin
                                          By: _________________________________
                                                        RAY MARTIN
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                     EXECUTIVE OFFICER

Date: March 27, 1996

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                         CAPACITY                DATE

           /s/ Ray Martin              Chairman of the          March 27, 1996
-------------------------------------   Board, Chief
            (RAY MARTIN)                Executive Officer
                                        and Director
                                        (Principal
                                        Executive Officer)

        /s/ Robert L. Hunt II          President, Chief         March 27, 1996
-------------------------------------   Operating Officer
         (ROBERT L. HUNT II)            and Director

        /s/ James F. Barritt           Senior Executive         March 27, 1996
-------------------------------------   Vice President and
         (JAMES F. BARRITT)             Chief Financial
                                        Officer (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Leon S. Angvire           Director                 March 27, 1996
-------------------------------------
          (LEON S. ANGVIRE)

          /s/ John C. Argue            Director                 March 27, 1996
-------------------------------------
           (JOHN C. ARGUE)

        /s/ Gerald D. Barrone          Director                 March 27, 1996
-------------------------------------
         (GERALD D. BARRONE)

        /s/ Joan Milke Flores          Director                 March 27, 1996
-------------------------------------
         (JOAN MILKE FLORES)

          /s/ Jack P. Libby            Director                 March 27, 1996
-------------------------------------
           (JACK P. LIBBY)

        /s/ James P. Miscoll           Director                 March 27, 1996
-------------------------------------
         (JAMES P. MISCOLL)

         /s/ Keith W. Renken           Director                 March 27, 1996
-------------------------------------
          (KEITH W. RENKEN)

     /s/ Harold B. Starkey, Jr.        Director                 March 27, 1996
-------------------------------------
      (HAROLD B. STARKEY, JR.)

                             DIRECTORS AND OFFICERS

LEON S. ANGVIRE

JOHN C. ARGUE

GERALD D. BARRONE

JOAN MILKE FLORES

ROBERT L. HUNT II*
President and Chief Operating Officer

JACK P. LIBBY

RAY MARTIN*
Chairman and Chief Executive Officer

JAMES P. MISCOLL

KEITH W. RENKEN

HAROLD B. STARKEY, JR.


Officers


RAY MARTIN*
Chairman and Chief Executive Officer

ROBERT L. HUNT II*
President and Chief Operating Officer

JAMES R. BOYLE*
Senior Executive Vice President Loan Group

NORMAN H. RAIDEN*
Senior Executive Vice President Legal/Appraisal/MIS Group

JAMES F. BARRITT*
Chief Financial Officer and Senior Executive Vice President

HOWARD BENNETT, JR.
Senior Vice President Branch Division

RON FOX
Chief Appraiser and Senior Vice President Appraisal Division

RICHARD E. KREMER
Senior Vice President Marketing/Training Division

MARK T. NEAL
Senior Vice President Corporate Planning/Investor Relations Division

GEOFFREY G. OLSEN
Senior Vice President Legal Division

CHARLES E. O'NEIL
Senior Vice President Savings Operations/Human Resources Division

CAROLYN PHILMON

Senior Vice President Loan Service Division

MICHAEL C. PIERCE
Senior Vice President General Services Division

GERALD I. RICH*
Senior Vice President Controller/Treasurer Division

LEON SCALES
Senior Vice President Wholesale Lending Division

THELMA SHOUSE
Senior Vice President MIS Division

ALAN D. ORECHWA
Senior Vice President Internal Audit/Security/Compliance

ELDON L. RICHARDSON II
Senior Vice President Loan Production/ Mortgage Banking Division

PRISCILLA FINCH*
Corporate Secretary
Assistant Vice President Investor Relations

* Also Officers of Coast Savings Financial, Inc.

                             CORPORATE INFORMATION

Executive Offices

COAST SAVINGS FINANCIAL, INC.
1000 Wilshire Boulevard Los Angeles, CA 90017-2457 (213) 362-2000

Stockholder Information

INVESTOR RELATIONS DEPARTMENT
1000 Wilshire Boulevard Los Angeles, CA 90017-2457 (213) 362-2134

Common Stock

Coast's stock is traded on the New York and Pacific Stock Exchanges under the ticker symbol CSA.

Stock Transfer Agent and Registrar

CHEMICAL BANK
P.O. Box 7708 San Francisco, CA 94120 (415) 954-9540

Independent Auditors

KPMG PEAT MARWICK LLP
725 South Figueroa Street Los Angeles, CA 90017 (213) 972-4000

Annual Meeting

Sierra Room of the Omni Los Angeles Hotel 930 Wilshire Boulevard Los Angeles, CA 90017 Wednesday, April 24, 1996, 2:00 pm

Principal Subsidiaries and Affiliates

COAST FEDERAL BANK, FSB
Administrative Offices 8433 Fallbrook Avenue West Hills, CA 91304-3226 (818) 316-8000

COAST FED SERVICES
19900 Plummer Street Chatsworth, CA 91311 (818) 701-7016

                                EXHIBIT INDEX

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                             NUMBERED
 NUMBER                                  EXHIBIT                                       PAGE
 -------                                 -------                                   ------------
  3.1    Current Certificate of Incorporation of the Registrant (Exhibit 3.0 to
         Form 8-K dated September 1, 1989)
  3.2    Bylaws of the Registrant (Exhibit 3.1 to Form 8-K dated September 1,
         1989)
  4.1    Section 4 of the Registrant's Certificate of Incorporation and
         Articles III and IX of the Registrant's Bylaws (page 5 of Exhibit 3.0 and pages 1-5 and 13-14 of Exhibit 3.1 to Form 8-K dated September 1,
         1989)
         Shareholder Rights Plan (Exhibit 1.1 to Form 8-A dated September 1,
  4.2    1989)
  4.3    Copies of instruments defining the rights of holders of long-term debt of the Registrant or any of its subsidiaries are, under Item
         601(b)(4)(iii)(A) of Regulation S-K, not required to be filed, but will be filed upon request of the Commission.
 10.1**  Deferred Compensation Plan Agreement between Harold B. Starkey, Jr.
         and First Federal Savings and Loan Association and assumed by Coast
         (Exhibit 10.16 to Form 8-K dated September 1, 1989)
 10.2**  Board of Directors Retirement Plan of Coast (Exhibit 10.21 to Form 8-K
         dated September 1, 1989)
 10.3**  Pension Plan of Coast (Exhibit 10.22 to Form 8-K dated September 1,
         1989)
 10.4**  First Amendment to Pension Plan of Coast (Exhibit 10.23 to Form 8-K
         dated September 1, 1989)
 10.5**  Form of Post-Retirement Compensation Arrangement of Coast (Exhibit
         10.9 to Form 10-K dated March 30, 1990)
 10.6**  Executive and Senior Management Short-Term Compensation Incentive
         Plans of Coast, effective January 1, 1996
 10.7**  Amended and Restated Executive Supplemental Retirement Plan of Coast,
         dated February 28, 1996
 10.8**  Form of Deferred Compensation Agreement of Coast, effective January
         24, 1996
 10.9**  1985 Stock Option and Stock Appreciation Rights Plan of Coast as
         amended through February 22, 1989 (Exhibit 10.5 to Form 8-K dated
         September 1, 1989)
 10.10** Coast Federal Bank, Federal Savings Bank Performance Share Plan for
         Key Employees dated July 22, 1992 (Exhibit 10.16 to Form 10-K dated
         March 6, 1993)
 10.11** Amended and Restated Employment Agreement between Ray Martin and Coast dated as of January 1, 1996
 10.12** Amended and Restated Employment Agreement between Robert L. Hunt II and Coast dated as of January 1, 1996
 10.13** Amended and Restated Employment Agreement between Norman H. Raiden and
         Coast dated as of January 1, 1996
 10.14** Amended and Restated Employment Agreement between James R. Boyle and
         Coast dated as of January 1, 1996
 10.15** Deferred Compensation Death Benefit Plan between Leon S. Angvire and
         Coast (Exhibit 10.24 to Form 10-K dated March 30, 1990)
 10.16** Amended and Restated Employment Agreement between James F. Barritt and
         Coast dated as of January 1, 1996
 10.17** Severance Agreement between Gerald I. Rich and Coast dated January 20,
         1995 (Exhibit 10.27 to Form 10-K filed March 28, 1995).
 10.18** Severance Agreement between Mark T. Neal and Coast dated January 20,
         1995 (Exhibit 10.28 to Form 10-K filed March 28, 1995)
 10.19** Coast Director Share Purchase Plan adopted April 27, 1994 (Exhibit
         10.29 to Form 10-K dated March 28, 1995)
 11.1    The statement regarding computation of per share earnings is included in Note 10 to Registrant's Consolidated Financial Statements and
         incorporated herein by this reference
 13.1    Not Applicable
 22.1    Subsidiaries (Exhibit 22.1 to Form 10-K dated March 28, 1995)
 24.1    Consent of KPMG Peat Marwick LLP

--------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.
** Indicates employment or compensation agreements affecting past or present executive officers and directors.