Form 10-Q
period 1996-03-31
COAST SAVINGS FINANCIAL INC
filed 1996-05-15
CIK 841074

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q



(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

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

    As of May 4, 1996, the registrant had 18,583,317 shares of common stock, $.01 par value, outstanding. The shares of common stock represent the only class of common stock of the registrant.

                                COAST SAVINGS FINANCIAL, INC.

                               PART I - FINANCIAL INFORMATION



Item 1.       FINANCIAL STATEMENTS

       Consolidated Statement of Financial Condition at March 31,
       1996 and December 31, 1995.

       Consolidated Statement of Operations for the Three Months
       Ended March 31, 1996 and 1995.

       Consolidated Statement of Cash Flows for the Three Months
       Ended March 31, 1996 and 1995.

       Notes to Consolidated Financial Statements.

                                COAST SAVINGS FINANCIAL, INC.

                        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                            March 31,       December 31,
                                                              1996              1995
                                                                 (In thousands)
ASSETS
Cash and due from banks                                     $  145,602      $  119,717
Federal funds sold and other short
     term investments                                           17,744          30,394
Investment securities held to maturity
     (fair value of $70.9 million and
     $73.2 million)                                             70,637          72,785
Loans receivable, net                                        5,281,049       5,245,464
Loans receivable held for sale, at the
     lower of cost or fair value (fair
     value of $212.3 million and
     $230.0 million)                                           205,560         221,032
Mortgage-backed securities held to
     maturity (fair value of $1.77 billion
     and $1.83 billion)                                      1,756,165       1,817,403
Mortgage-backed securities available
     for sale, at fair value                                   343,638         354,398
Real estate held for sale                                       39,999          31,696
Federal Home Loan Bank stock                                    86,949          85,837
Land and depreciable assets                                     97,571          92,920
Interest receivable and other assets                           187,911         172,702
Goodwill                                                         7,055           7,332
                                                            $8,239,880      $8,251,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                               $6,250,070      $6,123,472
     Federal Home Loan Bank advances                           727,000         804,250
     Other borrowings                                          663,397         733,340
     Other liabilities                                         105,203         104,754
     Income taxes payable                                       13,049          12,684
     Capital notes                                              55,801          55,746
                                                             7,814,520       7,834,246
Stockholders' Equity:
     Serial preferred stock, without par
            value; 50,000,000 shares authorized,
            none outstanding                                         -               -
     Common stock, $.01 par value;
            100,000,000 shares authorized,
            18,583,317 and 18,582,917 shares
            issued and outstanding at March 31,
            1996, and December 31, 1995,
            respectively                                           186             186
     Additional paid-in capital                                265,026         265,018
     Unrealized gain on securities
            available for sale, net of taxes                     4,970           6,554
     Retained earnings                                         155,178         145,676
                                                               425,360         417,434
                                                            $8,239,880      $8,251,680

See accompanying Notes to Consolidated Financial Statements.

                                COAST SAVINGS FINANCIAL, INC.

                            CONSOLIDATED STATEMENT OF OPERATIONS


                                                                         Three Months Ended
                                                                                March 31,
                                                                           1996      1995
                                                                        (In thousands except
                                                                          per share amounts)

Interest income:
   Loans receivable                                                      $111,168  $113,441
   Mortgage-backed securities                                            34,624      25,675
   Investment securities                                                   5,190      5,918
                                                                         150,982    145,034
Interest expense:
   Deposits                                                              71,286      64,039
   Borrowings                                                             25,420     33,585
                                                                          96,706     97,624
        Net interest income                                              54,276      47,410
   Provision for loan losses                                              10,000     10,000
        Net interest income after provision for
          loan losses                                                     44,276     37,410

Noninterest income:
   Loan servicing fees and charges                                       3,458        3,430
   Other                                                                   9,574      8,162
                                                                          13,032     11,592
Noninterest expense:
   Compensation and benefits                                             16,408      19,516
   Office occupancy, net                                                 9,923       10,033
   Federal deposit insurance premiums                                    4,421        4,297
   Other general and administrative expenses                               8,821      8,066
        Total general and administrative
          expenses                                                       39,573      41,912
   Real estate operations, net                                           1,622          977
   Amortization of goodwill                                                  276        316
                                                                          41,471     43,205

        Earnings before income tax expense                                      15,837  5,797
Income tax expense                                                               6,335   2,319

          Net earnings                                                   $  9,502  $  3,478

Net earnings per share of common stock:
   Primary                                                               $0.50       $ .18

   Fully diluted                                                         $0.50       $ .18

See accompanying Notes to Consolidated Financial Statements.

                                     COAST SAVINGS FINANCIAL, INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996           1995
                                                                       (In thousands)

Cash flows from operating activities:
     Net earnings                                              $   9,502      $   3,478
     Adjustments to reconcile net earnings to
       net cash used by operating activities:
              Proceeds from the sale of loans held
                for sale                                          46,825            529
              Provision for loan losses                           10,000         10,000
              Deferred income tax expense                          5,937          2,319
              Net increase in accounts payable                       545         13,602
              Net increase in accounts receivable                 (8,764)        (4,291)
              Loans originated for sale, net of
                refinances and principal payments                (12,920)       (55,654)
              Other                                              (11,352)       (12,511)
                Total adjustments                                 30,271        (46,006)

                  Net cash provided (used) by
                    operations                                    39,773        (42,528)

Cash flows from investing activities:
     Loans originated for investment, net of
            refinances                                          (196,518)      (320,944)
     Principal repayments on loans                               119,063         81,509
     Principal repayments on mortgage-backed
            securities ("MBS") held to maturity                   53,513         38,382
     Principal repayments on MBS available
            for sale                                               8,458          4,328
     Net decrease in short term investment
            securities                                             2,081          8,090
     Purchase of investment securities                               (51)           (47)
     Maturities and principal repayment on
            investment securities                                     14             13
     Purchase of land and depreciable assets,
       net                                                        (6,016)        (3,749)
     Sale of real estate held for sale                            11,627          8,097
     Purchase of FHLB stock                                            -         (2,450)

       Net cash used by investing activities                      (7,829)      (186,771)


Continued

                                COAST SAVINGS FINANCIAL, INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                       Three Months Ended
                                                                      March 31,
                                                                  1996           1995
                                                                         (In thousands)
Continued

Cash flows from financing activities:
     Net increase in deposits                                    126,598        134,800
     Net increase (decrease) in FHLB advances                    (77,250)       108,000
     Net increase (decrease) in short-term
            borrowings                                           (68,063)       111,595
     Common stock options exercised                                    6              -
            Net cash provided (used) by financing
              activities                                         (18,709)       354,395

Net increase in cash and cash equivalents                         13,235        125,096

Cash and cash equivalents at beginning
     of year                                                     150,111        102,021

Cash and cash equivalents at end of
     period                                                    $ 163,346      $ 227,117

Supplemental disclosures of cash flow
     information:
     Cash payments of interest                                 $  37,397      $  48,911
     Cash payments (refunds) of income taxes,
            net                                                       30           (966)
Supplemental schedule of noncash investing
     and financing activities:
     Loans exchanged for MBS, net-                                               47,262
     Additions to loans resulting from the
            sale of real estate acquired in
            settlement of loans                                    7,307          8,453
     Additions to real estate acquired in
            settlement of loans                                   19,147         29,994
     Increase (decrease) of unrealized gain
            on securities available for sale,
            net of taxes                                          (1,584)         2,289





See accompanying Notes to Consolidated Financial Statements.

                                COAST SAVINGS FINANCIAL, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Coast Savings Financial, Inc. (the "Company") is the holding company for Coast Federal Bank, Federal Savings Bank ("Coast" or the "Bank"). The unaudited consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are in the opinion of management necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1995 to conform to the 1996 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"), which is an amendment to SFAS No. 65, Accounting for Certain Mortgage Banking Activities ("SFAS 65"). SFAS 122 amends SFAS 65 to remove the distinction of accounting for mortgage servicing rights resulting from originated loans and those resulting from purchased loans. Additionally, SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Effective January 1, 1996, Coast adopted SFAS No. 122. There was no material effect on the Company's financial condition as of March 31, 1996, or results of operations for the quarter then ended, resulting from the adoption of SFAS No. 122.







                                          COAST SAVINGS FINANCIAL, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     Cash and cash equivalents includes:

                                                                   March 31,
                                                            1996         1995
                                                                (In thousands)

           Cash and due from banks                       $145,602       $118,286
           Federal funds sold                              12,000         51,000
           Repurchase agreements                                -         55,000
           Commercial paper                                 5,744          2,831

                                                         $163,346       $227,117

                                COAST SAVINGS FINANCIAL, INC.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

    The Company is the sole stockholder of Coast. Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at March 31, 1996. Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At March 31, 1996, Coast operated 89 retail banking offices in California providing consumer banking services as well as residential real estate loans. Coast is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

Results of Operations

    Net earnings for the first quarter of 1996 were $9.5 million compared to net earnings of $3.5 million for the first quarter of 1995. The increase in net earnings from 1995 to 1996 was due primarily to increased net interest income. For the first quarter of 1996 and 1995, earnings per share were $.50 and $.18 respectively, on both primary and fully diluted bases.

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

                                                    Three Months Ended
                                                     March 31, 1996
                                                         versus
                                                     Three Months Ended
                                                      March 31, 1995
                                                    Amount of increase
                                             (decrease) due to change in:
                                         Average      Average     Average
                                          Rate        Volume     Rate/Vol.      Total
                                                    (In thousands)
Interest Income:
  Loans                                  $ 6,810      $(8,552)      $(531)     $(2,273)
  MBS                                      2,369        6,036         544        8,949
  Investment securities                     (402)        (346)         20         (728)

    Total interest income                  8,777       (2,862)         33        5,948

Interest Expense:
  Deposits                                 4,149        2,941         157        7,247
  Borrowings                              (2,080)      (6,516)        431       (8,165)

    Total interest expense                 2,069       (3,575)        588         (918)

Change in net interest
  income                                 $ 6,708      $   713       $(555)     $ 6,866

   Interest income for the quarter ended March 31, 1996, increased by $5.9 million from the amount reported for the first quarter of 1995. This increase was caused by an increase in the rate earned on interest-earning assets of 36 basis points to 7.58%, offset in part by a decrease in the average balance of such assets totaling approximately $64 million.


                                          COAST SAVINGS FINANCIAL, INC.



   Interest expense recorded during the first quarter of 1996 decreased by $.9 million from the amount recorded during the corresponding quarter of 1995. This decrease resulted from a decrease in the average balance of interest-bearing liabilities of approximately $131 million, partially offset by an increase in the average rate paid on such liabilities of three basis points, to 6.06%. The decrease in the average balance of liabilities included a decrease in the average balance of borrowings of approximately $403 million offset in part by an increase in average deposits of approximately $272 million.

    Provision for loan losses. The provision for loan losses of $10.0 million for the first quarters of both 1996 and 1995 reflects management's continued concern over general economic conditions and property values in California. For a discussion of the general valuation allowance (the "GVA"), see "Loan Portfolio and Off-balance Sheet Risk Elements and Nonperforming Assets" below.

    Noninterest income. Noninterest income increased for the three months ended March 31, 1996, by $1.4 million over the amount recorded in the corresponding period of 1995 due primarily to increased fees on deposits related to increased checking account balances. (For further discussion of checking account balances, see "Capital Resources and Liquidity" below.).

    Noninterest expense. Noninterest expense for the quarter ended March 31, 1996, decreased by $1.7 million from the respective period of 1995. The reduction was due to a decrease of $3.1 millon in compensation expense, partially offset by increases of $.8 million in other general and administrative expenses and $.6 million in real estate operations, net. The decrease in compensation expense generally reflects reduced staffing levels.

    Income taxes. Income tax expense of $6.3 million and $2.3 million was recorded for the first quarter of 1996 and 1995, respectively. These represented accruals of federal income and California franchise taxes on adjusted pretax earnings. The "effective income tax rate" (the ratio of income tax expense to pretax earnings) was 40% for both quarters.

Asset/Liability Management

   Substantially all of Coast's assets and liabilities are comprised of interest-earning assets including loans, MBS and short-term investments, and interest-bearing liabilities including deposits and borrowings. The risks associated with

                                COAST SAVINGS FINANCIAL, INC.



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

                                COAST SAVINGS FINANCIAL, INC.



   Coast measures its exposure to interest rate risk using a variety of techniques. One commonly used measure of such exposure is the difference between the amounts of assets and liabilities maturing or repricing over various periods (the "maturity gap"). The following table illustrates the contractual maturities, as adjusted for estimates of prepayments and for frequency of rate changes ("Repricing Mechanisms"), of the financial assets and financial liabilities of the Company as of March 31, 1996. The table also reports the maturity gap between Coast's repricing or maturing assets and liabilities. The interest rate sensitivity of Coast's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions utilized.

                                                        Over     Over
                                                        One       Five       Over
                                            Within     to Five   to Ten      Ten
                                           One Year     Years     Years      Years      Total
                                                    (Dollars in millions)

Interest-earning assets:
  Cash and investment
    securities:
    Cash and due from banks                 $  146     $    -    $    -     $    -     $  146
    Investment securities                       83          1         -          4         88
  Loans and MBS:
    ARMs                                     7,148        171         -          -      7,319
    Fixed rate                                  70        117        60         20        267
  FHLB stock                                    87          -         -          -         87

      Total                                 $7,534     $  289    $   60     $   24     $7,907

Interest-bearing
  liabilities:
  Deposits:
    Checking accounts                       $  691     $    -    $    -     $    -     $  691
    Money market accounts                      673          -         -          -        673
    Certificates of deposit                  4,504        339        43          -      4,886
  Borrowings:
    FHLB advances                              652         75         -          -        727
    Other                                      607         56        56          -        719
      Total                                 $7,127     $  470    $   99     $    -     $7,696
  Maturity gap                              $  407     $ (181)   $  (39)    $   24     $  211
  Cumulative maturity gap                   $  407     $  226    $  187     $  211     $  211
  Cumulative maturity gap
    as a percentage of
    total assets                                 5%         3%        2%         3%         3%

                                          COAST SAVINGS FINANCIAL, INC.



    At March 31, 1996, Coast's estimated one-year gap between maturities or repricing of financial assets and financial liabilities was approximately a positive $407 million, representing 5% of total assets, compared to $562 million, or 7% of total assets, at December 31, 1995.

    The Company has matched interest rate sensitivities primarily through the origination of adjustable rate mortgage loans ("ARMs"), the sale of fixed rate mortgage loans and the acquisition of term funding. Except for the utilization of interest rate exchange agreements ("Swaps") from time to time, Coast has generally not utilized derivative financial instruments to manage interest rate or other risks. See discussion of Swaps below. Historically, Coast's cost of funds has closely matched the Eleventh District cost of funds index ("COFI"), with the result that increases in Coast's cost of funds are accompanied by increases in interest rates on its COFI-based loans and MBS. However, because of the inherent lag in the reset mechanism of these assets, Coast's interest rate spreads generally can be expected to increase as COFI falls and to decrease as COFI rises.

    During 1991 through 1993, Coast originated ARM products which are tied to the London Interbank Offered Rate ("LIBOR") index. This index is generally more responsive to changes in prevailing market rates of interest and, as a result, interest rates on ARMs tied to LIBOR generally respond more quickly to changes in market interest rates than do ARMs tied to COFI. With the increase in prevailing interest rates experienced during 1994, consumer demand for LIBOR-based ARMs substantially declined, and as a result, substantially all ARMs originated during 1995 and 1996 have been COFI-based products. As of March 31, 1996, Coast had $296.4 million (5%) of loans and $232.7 million (11%) of MBS tied to LIBOR, and $4.57 billion (82%) of loans and $1.80 billion (86%) of MBS tied to COFI included in the loan and MBS portfolios, which totaled $5.55 billion and $2.10 billion, respectively. Coast originated $226.7 million and $412.3 million of ARMs during the quarters ended March 31, 1996 and 1995, respectively. At March 31, 1996, ARMs and adjustable rate MBS totaled $5.31 billion and $2.07 billion, respectively, or a combined 97% of the Company's total loans and MBS.

    Coast's lending activity is focused on the origination of single family ARM loans on properties located within California. Coast does not currently lend or anticipate lending on other types of properties for the foreseeable future except to finance sales of foreclosed real estate or to facilitate loan assumptions as permitted by the provisions of the respective mortgage notes.

                                          COAST SAVINGS FINANCIAL, INC.



    Management determines the appropriate portfolio designation of loans receivable, MBS and investment securities at the time of acquisition. If management has the positive intent and the Company has the ability at the time of acquisition to hold such assets until maturity, they are classified as held to maturity and are carried at amortized historical cost. Assets that are to be held for indefinite periods of time and not necessarily held to maturity are classified as held or available for sale. Such assets include those which management intends to use as part of its asset/liability management strategy and which may be sold in response to changes in interest rates, resultant prepayment risk and other factors. MBS and investment securities identified as being available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Loans identified as being held for sale are carried at the lower of amortized historical cost or fair value, with any required adjustment being reported in current operations.

    Sales of mortgage assets held or available for sale function primarily to fund new loan originations, manage interest rate risk and add to the loan servicing portfolio. This strategy is, however, limited, based upon other factors including the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. During the quarter ended March 31, 1996, Coast sold $46.8 million of mortgage loans from its held for sale portfolio.

    Coast is a party to off-balance sheet financial instruments containing certain types of risk, acquired in the normal course of business, in order to meet the borrowing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include Swaps which are considered derivative financial instruments held for purposes other than trading. Swaps generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts. In that the credit exposure of these Swaps is limited to the potential default of the Swap counterparty, the potential credit risks associated with such Swaps are substantially less than the notional principal amounts of the Swaps.

    At March 31, 1996, Coast had $155 million of Swaps on which Coast paid a floating rate and received a fixed rate of interest. The Swaps were entered into during 1994 and have remaining maturities ranging from one to three months. The Swaps are comprised of $75 million based on LIBOR and $80 million based on COFI. The Swaps are matched with specific certificates of

                                COAST SAVINGS FINANCIAL, INC.



deposit and effectively convert the matched fixed rate deposits to floating rate liabilities that provide a discrete funding source directly matching portions of Coast's earning asset base (COFI- and LIBOR-based loans), and result in a fixed spread between the interest rates paid on the Swaps and the yield on the related portion of the loan portfolio.

    The following table summarizes certain information regarding
Swaps outstanding at March 31, 1996.

                          Notional                        Weighted Average
Type                       Amount                          Interest Rate  Maturity Dates
                         (Dollars in      Paid       Received
                          thousands)
Pay floating/
receive fixed             $155,000        5.18 %       5.40 %            April 1996 to
                                                                             June 1996

    As described above, these Swaps were entered into for the purpose of converting the interest rate characteristics of certain liabilities; therefore, these are accounted for as hedges and there is no requirement to mark the values of the Swaps to market under generally accepted accounting principles. The fair values of Swaps represent the estimated amounts Coast would receive or pay to terminate the agreements, taking into consideration current interest rates. As of March 31, 1996, the fair value of the Swaps approximated of $1.2 million.

    The net effect of the Swaps, exclusive of interest on the related deposits, was to record $46 thousand and $3 thousand of interest expense during the first quarter of 1996 and 1995, respectively, which is included in interest expense on deposits in the accompanying consolidated statement of operations. Coast had pledged $2.4 million of MBS at March 31, 1996, to guarantee its performance under swap agreements.

                                COAST SAVINGS FINANCIAL, INC.



Loan Portfolio and Off-balance Sheet Risk Elements and
Nonperforming Assets

    Coast defines nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans"), (ii) foreclosed real estate owned, and (iii) those loans whose terms have been modified such that the interest rates charged to the borrowers have been reduced to levels below the original contract rates and below market rates of interest at both the time of modification and the reporting date ("Modified Loans").
Following is a table which sets forth the components of nonperforming assets at the dates indicated. (There were no Modified Loans at March 31, 1996, or December 31, 1995.)

                                                 March 31, 1996      December 31,1995
                                                      (Dollars in thousands)

                                                       Percent                   Percent
                                            Balance    of Total      Balance    of Total

Nonaccrual Loans:
  Single family residential                $ 52,723       40%       $ 43,792       39%
  Multifamily residential                    25,247       19          25,646       23
  Commercial and other                       15,318       11          11,913       10
                                             93,288       70          81,351       72
Foreclosed real estate
  owned:
  Single family residential                  22,503       17          15,077       13
  Multifamily residential                     8,951        7           6,652        6
  Commercial and other                        8,545        6           9,967        9
                                             39,999       30          31,696       28
  Total nonperforming
    assets                                 $133,287      100%       $113,047      100%

                                COAST SAVINGS FINANCIAL, INC.



    Following is a table which sets forth the components of nonperforming assets at the dates indicated.

                              Mar 31,  Dec 31,   Sep 30,  Jun 30,  Mar 31,   Dec 31,   Sep 30,
                               1996     1995      1995     1995     1995      1994      1994
                                               (Dollars in millions)

Nonaccrual Loans               $  93   $   81    $   81   $   90   $   82    $   97    $  134
Foreclosed real
  estate owned                    40       32        39       39       51        44        74
Modified Loans                     -        -         1        1        1         1         1

  Total
    nonperforming
    assets                    $  133   $  113    $  121   $  130   $  134    $  142    $  209

Total assets                  $8,240   $8,252    $8,440   $8,585   $8,540    $8,197    $8,128

Ratio of total
  nonperforming
  assets to
  total assets                 1.62%    1.37%     1.43%    1.52%    1.57%     1.73%     2.57%

    As of March 31, 1996, Coast's ratios of Nonaccrual Loans to total loans and nonperforming assets to total assets increased to 1.70% and 1.62%, respectively, from 1.49% and 1.37%, respectively, as of December 31, 1995. The increase in these ratios is due primarily to increased delinquencies and foreclosures of loans secured by single family residential real estate. In that the incidence of delinquencies and foreclosures is influenced by many variables beyond management's control, there can be no assurance that Coast will not experience increased levels of nonperforming assets.

    Effective January 1, 1994, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). SFAS 114 does not apply to large groups of smaller-balance, homogeneous loans that are collectively valued for impairment. A loan is impaired when, based on current information and events, a creditor will be unable to collect all amounts contractually due under a loan agreement. If a loan is determined to be impaired, a writedown is taken or an allowance is established based upon the difference between Coast's investment in the loan and the fair value of the loan's underlying collateral. Where impairment is considered to be permanent, a charge-off is recorded; where impairment may be temporary, an allowance is established.

                                COAST SAVINGS FINANCIAL, INC.



Subsequent to classification as impaired, the fair values of the impaired loans are periodically reviewed. If there is additional permanent impairment, a charge-off is recorded. If there is a change in the fair value of a loan that may be temporary, the allowance is adjusted accordingly. All such charge-offs, provisions and any related recoveries are recorded as adjustments to the general valuation allowance for loan losses.

    Coast's impaired loans totaled $142.7 million at March 31, 1996. For the quarters ended March 31, 1996 and 1995, the average investment in impaired loans was $138.9 million and $88.4 million, respectively. As of March 31, 1996, Nonaccrual Loans included $40.6 million of impaired loans. Impaired loans at March 31, 1996, included $85.5 million of loans for which valuation allowances of $13.8 million had been established and $71.0 million of loans for which no allowance was considered necessary. Interest income on impaired loans which are performing is recognized on the accrual basis and income on such loans totaled $2.5 million and $.3 million for the first quarters of 1996 and 1995, respectively.

    At March 31, 1996, Coast had letters of credit outstanding aggregating $385.9 million. The letters of credit were issued primarily in 1984 and 1985 to enhance the rating of $394.6 million of housing revenue bonds issued to finance the construction of multifamily residential projects. The credit risk involved in these letters of credit is essentially the same as that involved in making real estate loans. At March 31, 1996, the loans payable to the housing revenue bond trustee associated with two of the letters of credit, aggregating approximately $51 million, were in default. Coast has installed court-appointed receivers to manage the properties. In the event the defaults are not remedied by the borrowing entities and Coast forecloses on the properties, they would become components of Coast's foreclosed real estate owned and would increase nonperforming assets by approximately $51 million.

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

                                COAST SAVINGS FINANCIAL, INC.



agencies, as an integral part of their examination process, periodically review Coast's GVA. These agencies may require Coast to establish additional allowances based on their judgments of the information available at the time of the examination.

    At March 31, 1996, the GVA totaled $82 million and included $65 million allocated to loans and $17 million attributable to off-balance sheet items. The portion of the GVA attributable to off-balance sheet items is included in other liabilities in the accompanying consolidated statement of financial condition, and relates to the letters of credit discussed above and to loans sold with recourse. The following table sets forth the amount, allocation and activity in the GVA for the three months ended March 31, 1996.

                                         Loans
                                                Commercial                Off-
                               Residential      Real Estate              Balance
                               Real Estate       Mortgage                 Sheet
                                 Mortgage        and Other                Items     Total
                                                        (In millions)

GVA allocation at
  December 31,
  1995                             $ 48            $17                      $17     $ 82
Additions charged
  to operations                      10              -                        -       10
Recoveries                            2   -                                   -       2
Losses charged                      (11)            (1)                       -      (12)
Transfers                             1             (1)                       -       -

GVA allocation at
  March 31, 1996                   $ 50            $15                      $17     $ 82

Capital Resources and Liquidity

    Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to

                                COAST SAVINGS FINANCIAL, INC.



maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. Coast's liquidity and short-term liquidity ratios for the calculation period ended March 31, 1996, were 5.36% and 4.59%, respectively, which exceeded the applicable requirements.

    Principal repayments on and sales of loans and MBS have been a primary source of funds for Coast. For the three months ended March 31, 1996 and 1995, principal repayments on loans and MBS amounted to $185.9 million and $126.8 million, respectively, and proceeds from loan sales totaled $46.8 million and $.5 million, respectively, for the same periods. A primary use of funds was the origination of loans (net of refinances of loans in Coast's portfolios) of $214.3 million and $379.2 million for these two periods, respectively.

    At March 31, 1996, the total of approved commitments to originate loans amounted to $212.7 million. There were no commitments to sell loans, MBS or investment securities and there were no commitments to purchase loans, MBS or investment securities. At March 31, 1996, outstanding letters of credit totaled $385.9 million. Scheduled repayments of FHLB of San Francisco advances for the twelve months ending March 31, 1997, totaled $652.0 million.

    For the three months ended March 31, 1996 and 1995, Coast experienced net increases in deposits of $126.6 million and $134.8 million, respectively. These increases are primarily attributable to Coast's focused efforts to market its transaction accounts, which efforts resulted in increases of $59.0 million and $54.0 million in checking account balances during the first quarters of 1996 and 1995, respectively.

    Other potential sources of funds available to Coast include securities sold under agreements to repurchase, a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At March 31, 1996, the amount of additional credit available from the FHLB of San Francisco was approximately $1.18 billion. In addition, the Company and Coast have access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various factors including market conditions, credit ratings and general economic conditions.

                                          COAST SAVINGS FINANCIAL, INC.



    Under OTS capital regulations, Coast must meet three capital tests. First, the tangible capital requirement mandates that Coast's stockholder's equity less intangible assets (as defined) be at least 1.5% of adjusted total assets as defined in the regulation. Second, the core capital requirement currently mandates core capital to be at least 3% of adjusted total assets as defined in the regulation. Third, the risk-based capital requirement currently mandates that core capital plus supplementary capital as defined in the OTS capital regulations be at least 8% of risk-adjusted assets as defined therein.

    The following table reflects, in both dollars and ratios, Coast's regulatory capital position as of March 31, 1996, the minimum requirements at that date, and the amounts by which such capital exceeded the required amounts.

                                                    Minimum
                               Actual             Requirement            Excess
                       Amount       Ratio     Amount       Ratio      Amount      Ratio
                                             (Dollars in millions)

Risk-based              $576       11.10%      $415        8.00%       $161       3.10%
Core                     457        5.58        246        3.00         211       2.58
Tangible                 457        5.58        123        1.50         334       4.08


    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." The OTS regulations implementing these provisions define the five capital categories as follows: (i) a savings institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) a savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions); (iii) a savings institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8% or has either a Tier 1 risk-based or a core capital ratio that is less than 4%; (iv) a

                                COAST SAVINGS FINANCIAL, INC.



savings institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3%; and (v) a savings institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade a savings institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" savings institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At March 31, 1996, Coast's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

    On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association from the Federal Savings and Loan Insurance Corporation ("FSLIC") in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") eliminated the FSLIC and
replaced   it  (and  the   Federal  Home  Loan  Bank  Board)  for
supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. No prediction can be made as to whether this lawsuit will be successful, or if successful, what damages might be awarded to Coast. In three cases with similar issues the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. The Court of Appeals for the Federal Circuit, sitting en banc, affirmed the Court of Federal Claims ruling in these cases. The federal government was granted a review of the Court of Appeals decision by the United States Supreme Court. The Supreme Court heard oral arguments in April 1996 and a decision is anticipated in the second or third quarter of 1996.

    In November 1995, the FDIC reduced its deposit insurance premiums for commercial banks and other institutions which are members of the Bank Insurance Fund (the "BIF") to a range of from

                                COAST SAVINGS FINANCIAL, INC.



none to $.27 per $100 of deposits (subject to a statutory minimum of $2,000 in annual assessments), with a historical low average of approximately $.0043 per $100 of deposits, effective beginning with the semiannual period commencing January 1, 1996. The FDIC maintained the current range of deposit insurance premiums assessable against savings institutions, such as Coast, which are members of the Savings Association Insurance Fund (the "SAIF") at $.23 to $.31 per $100 of deposits.

    The current deposit rate premium disparity between BIF-insured institutions and SAIF-insured institutions resulting from the recently implemented BIF premium reduction places SAIF-insured institutions at a competitive disadvantage due to higher premium costs and may worsen the financial condition of the SAIF by leading to a shrinkage in its deposit base. Legislative efforts to assist the SAIF in attaining its required reserve level, and thereby permit SAIF deposit insurance premiums to be reduced to levels at or near those paid by BIF-insured institutions, have not been successful to date. Congress proposed, as part of the budget reconciliation bill submitted to and vetoed by the President in late 1995, a one-time, special assessment on all savings institutions to recapitalize the SAIF. The proposal would have required SAIF-insured institutions to pay a one-time special assessment (estimated to be between approximately 80 and 90 basis points on deposits) and would provide for a pro rata sharing by all federally insured institutions of the obligation, now borne entirely by SAIF-insured institutions, to pay the interest on the bonds that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. If the proposed legislation were ultimately to become law, the special assessment would be reported in Coast's consolidated statement of operations in the quarter during which such legislation was finally enacted.

    Provisions that would eliminate the deduction for additions to bad debt reserves available to qualifying thrift institutions under existing provisions of the Internal Revenue Code were included in the budget reconciliation bill that was vetoed by President Clinton and have also been included in subsequent legislative proposals, including health care legislation which has been passed in differing forms by both Houses of Congress. While the ultimate enactment of the health care legislation is uncertain, the provisions of the legislation relating to thrift institution bad debt reserves are not thought to be a point of disagreement. The bills would generally require "recapture" (i.e. inclusion in taxable income) of the balance of such reserve accounts as of December 31, 1995, to the extent they exceed a

                                COAST SAVINGS FINANCIAL, INC.



base year amount (generally the balance of reserves as of December 31, 1987, reduced proportionately for any reduction in an institution's loan portfolio) in ratable installments over a six-year period. Coast's tax bad debt reserves at December 31, 1995, exceeded the base year amount by approximately $5.8 million and the related liability for recapture has been accrued.

                                COAST SAVINGS FINANCIAL, INC.

                                 PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

    On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association from the Federal Savings and Loan Insurance Corporation ("FSLIC") in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") eliminated the FSLIC and replaced it (and the Federal Home Loan Bank Board) for supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. No prediction can be made as to whether this lawsuit will be successful, or if successful, what damages might be awarded to Coast. In three cases with similar issues the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. The Court of Appeals for the Federal Circuit, sitting en banc, affirmed the Court of Federal Claims ruling in these cases. The federal government was granted a review of the Court of Appeals decision by the United States Supreme Court. The Supreme Court heard oral arguments in April 1996 and a decision is anticipated in the second or third quarter of 1996.

    For further information regarding legal proceedings involving the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Items 2 through 5 are not applicable or the answers are negative.









                                          COAST SAVINGS FINANCIAL, INC.

                                 PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits Required

Exhibit
Number                          Exhibit

     10.1*                  1996 Coast Savings Financial, Inc.
                                                      Equity Incentive Plan

     11.1                    Computation of Earnings Per Share


     *Indicates employment or compensation agreement affecting executive officers and directors.

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




                                COAST SAVINGS FINANCIAL, INC.
                                   (Registrant)



Date: May 10, 1996                /s/ Ray Martin
                                    Ray Martin
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Authorized Officer)


Date: May 10, 1996                /s/ James F. Barritt
                                    James F. Barritt
                                    Senior Executive Vice
                                    President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                COAST SAVINGS FINANCIAL, INC.

                                        EXHIBIT INDEX




                                                                   Sequentially
      Exhibit No.     Description                                  Numbered Page

        10.1          1996 Coast Savings Financial, Inc.
                              Equity Incentive Plan

        11.1          Computation Of Earnings Per Share

Exhibit 11.1
                                      COAST SAVINGS FINANCIAL, INC.

                                    COMPUTATION OF EARNINGS PER SHARE


                                                      Three months ended March 31,
                                                    1996                    1995
                                                          Fully                     Fully
                                             Primary      Diluted      Primary      Diluted
                              (In thousands except per share amounts)

Net earnings applicable to
  common stock and common
  stock equivalents ("CSEs")                 $ 9,502      $ 9,502      $ 3,478      $ 3,478

Weighted average common
  shares outstanding                          18,583       18,583       18,457       18,457
Dilutive CSEs on stock options                   585          601          406          450

  Weighted average shares                     19,168       19,184       18,863       18,907

  Net earnings per share of
    common stock                             $   .50      $   .50     $    .18       $   .18