Form 10-Q
period 1996-09-30
COAST SAVINGS FINANCIAL INC
filed 1996-11-14
CIK 841074

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

                           OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

              Commission file number 1-10264

               COAST SAVINGS FINANCIAL, INC.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

        DELAWARE                        95-4196764
-------------------------------     -------------------
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization       Identification No.)

 1000 Wilshire Boulevard, Los Angeles, California  90017-2457
 ------------------------------------------------------------
 (Address of principal executive offices)          (Zip code)

                      (213) 362-2000
 ------------------------------------------------------------
     (Registrant's telephone number, including area code)

 ------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes (X) No ( )

      As of November 8, 1996, the registrant had 18,583,917 shares of common stock, $.01 par value, outstanding. The shares of common stock represent the only class of common stock of the registrant.

                PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

Consolidated Statement of Financial Condition at September 30,
1996 and December 31, 1995.

Consolidated Statement of Operations for the Three Months
Ended September 30, 1996 and 1995, and for the Nine Months
Ended September 30, 1996 and 1995.

Consolidated Statement of Cash Flows for the Nine Months Ended
September 30, 1996 and 1995.

Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                           September 30,   December 31,
                                               1996           1995
                                           ------------   ------------
                                                 (In thousands)
Assets
------
Cash and due from banks                      $  140,236     $  119,717
Federal funds sold and other short
  term investments                              101,342         30,394
Investment securities held to
  maturity (fair value of $67.7
  million and $73.2 million)                     67,492         72,785
Loans receivable, net                         5,615,709      5,245,464
Loans receivable held for sale, at
  the lower of cost or fair value
  (fair value of $237.6 million
  and $230.0 million)                           234,354        221,032
Mortgage-backed securities held to
  maturity (fair value of $1.63
  billion and $1.83 billion)                  1,637,323      1,817,403
Mortgage-backed securities available
  for sale, at fair value                       318,943        354,398
Real estate held for sale                        50,286         31,696
Federal Home Loan Bank stock                     89,464         85,837
Land and depreciable assets                      97,314         92,920
Interest receivable and other assets            190,061        172,702
Goodwill                                          6,508          7,332
                                             ----------     ----------
                                             $8,549,032     $8,251,680
                                             ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                   $6,240,519     $6,123,472
  Federal Home Loan Bank advances               852,000        804,250
  Other borrowings                              812,381        733,340
  Other liabilities                             164,396        104,754
  Income taxes                                   10,479         12,684
  Capital notes                                  55,931         55,746
                                             ----------     ----------
                                              8,135,706      7,834,246
                                             ----------     ----------
Stockholders' Equity:
  Serial preferred stock, without
    par value; 50,000,000 shares
    authorized, none outstanding                      -              -
  Common stock, $.01 par value;
    100,000,000 shares authorized
    18,583,617 and 18,582,917 shares
    issued and outstanding at
    September 30, 1996, and
    December 31, 1995, respectively                 186            186
  Additional paid-in capital                    265,033        265,018
  Unrealized gain on securities
    available for sale, net of taxes              1,234          6,554
  Retained earnings                             146,873        145,676
                                             ----------     ----------
                                                413,326        417,434
                                             ----------     ----------
                                             $8,549,032     $8,251,680
                                             ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    -------------------   -------------------
                                      1996       1995       1996       1995
                                    --------   --------   --------   --------
                                    (In thousands except per share amounts)

Interest income:
  Loans receivable                  $112,684   $120,364   $335,159   $353,884
  Mortgage-backed securities          31,651     32,275     99,108     86,678
  Investment securities                5,398      5,954     15,624     17,768
                                    --------   --------   --------   --------
                                     149,733    158,593    449,891    458,330
                                    --------   --------   --------   --------
Interest expense:
  Deposits                            71,070     73,843    212,737    208,338
  Borrowings                          25,931     32,344     76,118    101,080
                                    --------   --------   --------   --------
                                      97,001    106,187    288,855    309,418
                                    --------   --------   --------   --------

    Net interest income               52,732     52,406    161,036    148,912
  Provision for loan losses           10,000     10,000     30,000     30,000
                                    --------   --------   --------   --------
    Net interest income after
      provision for loan losses       42,732     42,406    131,036    118,912
                                    --------   --------   --------   --------

Noninterest income:
  Gain on sale of subsidiary               -      7,549          -      7,549
  Loan servicing fees and charges      3,087      3,382      9,671     10,175
  Other                                9,355      9,434     28,187     26,777
                                    --------   --------   --------   --------
                                      12,442     20,365     37,858     44,501
                                    --------   --------   --------   --------
Noninterest expense:
  Compensation and benefits           15,097     17,553     47,498     55,247
  Office occupancy, net               10,064     10,384     32,417     30,170
  Federal deposit insurance
    premiums                           4,013      4,348     12,825     12,942
  Other general and adminis-
    trative expenses                   9,929      7,670     27,762     24,407
                                    --------   --------   --------   --------
    Total general and adminis-
      trative expenses                39,103     39,955    120,502    122,766
  SAIF special assessment             41,978          -     41,978          -
  Real estate operations, net            433        933      3,373      2,948

  Amortization of goodwill               271        313        824        944
                                    --------   --------   --------   --------
                                      81,785     41,201    166,677    126,658
                                    --------   --------   --------   --------

    Earnings (loss) before income
      tax expense (benefit)          (26,611)    21,570      2,217     36,755
Income tax expense (benefit)         (10,511)     6,808      1,020     12,882
                                    --------   --------   --------   --------
    Net earnings (loss)             $(16,100)  $ 14,762   $  1,197   $ 23,873
                                    --------   --------   --------   --------

Net earnings (loss) per share
  of common stock:
  Primary                              $(.87)      $.77       $.06      $1.26

                                       -----       ----       ----      -----
  Fully diluted                        $(.87)      $.77       $.06      $1.25
                                       -----       ----       ----      -----



See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                        1996           1995
                                                      ---------     ---------
                                                          (In thousands)
Cash flows from operating activities:
  Net earnings                                        $   1,197     $  23,873
                                                      ---------     ---------
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
    Proceeds from the sale of loans held for
      sale                                               95,725        15,105
    Increase in accrued expense - SAIF
      special assessment                                 41,978             -
    Provision for loan losses                            30,000        30,000
    Net increase in accounts payable                     14,888         1,765
    Net decrease in accounts receivable                   2,196        40,634
    Deferred income tax expense                           1,020        12,882
    Gain on sale of subsidiary                                -        (7,549)
    Loans originated for sale, net of
      refinances and principal payments                (102,814)     (119,121)
    Other                                               (19,588)      (12,710)
                                                      ---------     ---------
      Total adjustments                                  63,405       (38,994)
                                                      ---------     ---------
      Net cash provided (used) by operations             64,602       (15,121)
                                                      ---------     ---------

Cash flows from investing activities:
  Loans originated for investment, net of
    refinances                                         (815,137)     (665,140)
  Repurchase of loans                                         -       (15,533)
  Principal repayments on loans                         384,018       308,884
  Principal repayments on mortgage-backed
    securities ("MBS") held to maturity                 168,196       119,291
  Principal repayments on MBS available for
    sale                                                 27,061        20,307
  Maturities and principal repayments on
    investment securities                                30,043         5,023
  Sale of MBS available for sale                              -        16,532
  Net decrease in short term investment
    securities                                            4,133         2,060
  Purchase of investment securities                     (29,152)         (143)
  Proceeds from sale of subsidiary                            -       146,000
  Purchase of land and depreciable assets, net          (12,909)      (10,651)
  Sale of real estate held for sale                      32,092        28,388
  Purchase of FHLB stock                                      -        (2,450)
                                                      ---------     ---------
      Net cash used by investing activities            (211,655)      (47,432)
                                                      ---------     ---------



Continued

                             CONSOLIDATED STATEMENT OF CASH FLOWS


Continued

                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                        1996           1995
                                                      ---------     ---------
                                                          (In thousands)
Cash flows from financing activities:
  Net increase in deposits                              117,047       299,407
  Net increase (decrease) in FHLB advances               47,750      (286,200)
  Net increase in short-term borrowings                  73,708       211,004
  Common stock options exercised                             15         1,001
                                                      ---------     ---------
    Net cash provided by financing activities           238,520       225,212
                                                      ---------     ---------
Net increase in cash and cash equivalents                91,467       162,659

Cash and cash equivalents at beginning of year          150,111       102,021
                                                      ---------     ---------
Cash and cash equivalents at end of period            $ 241,578    $  264,680
                                                      ---------     ---------
Supplemental disclosures of cash flow
  information:
  Cash payments of interest                           $ 108,436    $  131,401
  Cash payments (refunds) of income taxes, net            1,391          (526)
Supplemental schedule of noncash investing
  and financial activities:
  Loans exchanged for MBS, net                            1,119       373,516
  Additions to loans resulting from the
    sale of real estate acquired in
    settlement of loans                                  38,418        26,816
  Additions to real estate acquired in
    settlement of loans                                  98,006        69,473
  Increase (decrease) of unrealized gain
    on securities available for sale, net
    of taxes                                             (5,320)        4,393









See accompanying Notes to Consolidated Financial Statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Coast Savings Financial, Inc. (the "Company") is the holding company for Coast Federal Bank, Federal Savings Bank ("Coast" or the "Bank"). The unaudited consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1995 to conform to the 1996 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form
10-K for the year ended December 31, 1995.

2. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
No. 122, Accounting for Mortgage Servicing Rights, which is an amendment to SFAS No. 65, Accounting for Certain
Mortgage Banking Activities. SFAS No. 122 amends SFAS No.
65 to remove the distinction of accounting for mortgage servicing rights resulting from originated loans and those resulting from purchased loans. Additionally, SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Effective January 1, 1996, Coast adopted SFAS No. 122. There was no material effect on the Company's financial condition as of September
30, 1996, or results of operations for the nine-month period then ended, resulting from the adoption of SFAS
No. 122.

3. During the third quarter of 1996, federal legislation was enacted which, among other things, will recapitalize the Savings Association Insurance Fund ("SAIF") through a one-time special assessment for SAIF members, such as Coast.
The special assessment, payable in November 1996, will be at an assessment rate of .657% on Coast's assessment base as of March 31, 1995. During the third quarter of 1996, Coast accrued $42.0 million for the special assessment.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Cash and cash equivalents includes:

                                             September 30,
                                         --------------------
                                           1996        1995
                                         --------    --------
                                           (In thousands)
Cash and due from banks            $140,236     $260,017
Federal funds sold                   34,000            -
Repurchase agreements                60,000            -
Commercial paper                      7,342        4,663
                                   --------     --------
                                   $241,578     $264,680
                                   ========     ========

/TABLE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General
-------
     The Company is the sole stockholder of Coast. Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at September 30, 1996. Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At September 30, 1996, Coast operated 90 retail banking offices in California providing consumer banking services as well as residential real estate loans. Coast is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

Results of Operations
---------------------
     Net earnings for the nine months ended September 30, 1996, were $1.2 million compared to net earnings of $23.9 million for the first nine months of 1995. The decrease in net earnings from 1995 to 1996 was due primarily to the SAIF special assessment (see Note 3 of Notes to Consolidated Financial Statements) of $42.0 million, partially offset by increased net interest income as described below. The net loss for the third quarter of 1996 was $16.1 million compared to net earnings of $14.8 million for the third quarter of 1995.

     NET INTEREST INCOME. The effect on net interest income of changes in interest rates and balances of interest-earning assets and interest-bearing liabilities is illustrated in the following tables. Information is provided on changes for the periods indicated attributable to (i) changes in rates (changes in the weighted average rate multiplied by the prior period average portfolio balance), (ii) changes in volume (changes in the average portfolio balance multiplied by the prior period weighted average rate) and (iii) the combined effect of changes in rates and volume (changes in the weighted average rate multiplied by the change in the average portfolio balance).

                                          Three Months Ended
                                          September 30, 1996
                                                Versus
                                          Three Months Ended
                                          September 30, 1995
                                  -----------------------------------
                                          Amount of increase
                                      (decrease) due to change in:
                                  -----------------------------------
                                  Average  Average   Average
                                   Rate     Volume  Rate/Vol.   Total
                                  -------  -------  --------    -----
                                              (In thousands)

Interest Income:
  Loans                           $(5,117) $(2,695)    $ 132  $(7,680)
  MBS                                (840)     181        35     (624)
  Investment securities              (210)    (357)       11     (556)
                                  -------  -------     -----  -------
  Total interest income            (6,167)  (2,871)      178   (8,860)
                                  -------  -------     -----  -------
Interest Expense:
  Deposits                         (2,790)     140      (123)  (2,773)
  Borrowings                       (3,036)  (3,755)      378   (6,413)
                                  -------  -------     -----  -------
  Total interest expense           (5,826)  (3,615)      255   (9,186)
                                  -------  -------     -----  -------
Change in net interest income     $  (341) $   744     $ (77) $   326
                                  =======  =======     =====  =======


     Interest income for the quarter ended September 30, 1996, decreased by $8.9 million from the amount reported for the third quarter of 1995. This was caused by a decrease in the average rate earned on interest-earning assets of 31 basis points, to 7.41%, and by a decrease in the average balance of such assets totaling approximately $144 million.

     Interest expense recorded during the third quarter of 1996 decreased by $9.2 million from the amount recorded during the corresponding quarter of 1995. This decrease resulted from a decrease in the average balance of interest-bearing liabilities of approximately $219 million, and by a decrease in the average rate paid on such liabilities of 32 basis points, to 4.87%. The decrease in the average balance of liabilities included a decrease in the average balance of borrowings of approximately $231 million offset in part by an increase in average deposits of approximately $12 million.

                                        Nine Months Ended
                                        September 30, 1996
                                              Versus
                                        Nine Months Ended
                                        September 30, 1995
                                -----------------------------------
                                        Amount of increase
                                    (decrease) due to change in:
                                -----------------------------------
                                Average   Average   Average
                                 Rate      Volume  Rate/Vol.    Total
                                -------   -------  --------     -----
                                           (In thousands)

Interest Income:
  Loans                         $ 2,670  $(21,178)  $  (217) $(18,725)
  MBS                             1,789    10,436       205    12,430
  Investment securities          (1,158)   (1,051)       65    (2,144)
                                -------  --------   -------  --------
  Total interest income           3,301   (11,793)       53    (8,439)
                                -------  --------   -------  --------
Interest Expense:
  Deposits                            -     4,448       (49)    4,399
  Borrowings                     (8,684)  (17,864)    1,586   (24,962)
                                -------  --------   -------  --------
  Total interest expense         (8,684)  (13,416)    1,537   (20,563)
                                -------  --------   -------  --------
Change in net interest income   $11,985  $  1,623   $(1,484) $ 12,124
                                =======  ========   =======  ========


     Interest income for the nine months ended September 30, 1996, decreased by $8.4 million from the amount reported during the corresponding period of 1995. This decrease was primarily due to a decrease in the average balance of interest-earning assets of approximately $158 million.

     Interest expense for the nine months ended September 30, 1996 decreased $20.6 million from the amount recorded in the similar period of 1995 due to decreases in both the average balances and the interest rates associated with the interest-bearing liabilities. Average balances of interest-bearing liabilities decreased by approximately $236 million, comprised of a decrease in the average balance of borrowings of approximately $366 million, partially offset by an increase in the average balance of deposits totaling approximately $130 million. The average rate paid on the interest-bearing liabilities decreased from the 1995 period to the 1996 period by 19 basis points, to 4.87%.

     Noninterest income. Noninterest income decreased for the nine months ended September 30, 1996, by $6.6 million from the amount recorded in the corresponding period of 1995 due primarily to a $7.5 million gain on the sale of a subsidiary recorded in 1995, partially offset by higher fee income on deposits, primarily attributable to an increase in the number of checking accounts in 1996. (For further discussions of checking accounts, see "Capital Resources and Liquidity" below.)

     Noninterest expense. Noninterest expense for the nine months ended September 30, 1996, increased by $40.0 million over the corresponding period of 1995. The increase was primarily due to the $42.0 million SAIF special assessment and increases of $2.2 million in office occupancy expenses and $3.4 million in other general and administrative expenses, partially offset by a decrease of $7.7 million in compensation expense. Noninterest expense for the third quarter of 1996 increased by $40.6 million from the third quarter of 1995. The increase was primarily due to a $42.0 million SAIF special assessment. Decreases in compensation expense noted above generally reflects reduced staffing levels.

     Income taxes. Income tax expense of $1.0 million and $12.9 million was recorded for the first nine months of 1996 and 1995, respectfully. This represented accruals of federal income and California franchise taxes on adjusted pretax earnings. The "effective income tax rate" (the ratio of income tax expense to pretax earnings) was 46% and 35% for the first nine months of 1996 and 1995, respectively. The lower effective tax rate reflected in 1995 was due substantially to the income tax consequences of the sale of a subsidiary.

Asset/Liability Management

     Substantially all of Coast's assets and liabilities are comprised of interest-earning assets, including loans, MBS and short-term investments, and interest-bearing liabilities, including deposits and borrowings. The risks associated with interest-earning assets can be generally categorized as credit risk, market risk and interest rate risk. Credit risk is, generally, the risk that a loan or other credit-related instrument will not be repaid in accordance with its terms, and is discussed below in the section entitled "Loan Portfolio and Off-balance Sheet Risk Elements and Nonperforming Assets."

     Market risk is, generally, the risk that the market value of an asset could decline in response to changes in various factors, including prevailing rates of interest, demand for that type of asset, and other factors.

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

     Coast measures its exposure to interest rate risk using a variety of techniques. One commonly used measure of such exposure is the difference between the amounts of assets and liabilities maturing or repricing over various periods (the "maturity gap"). The following table illustrates the con-tractual maturities, as adjusted for estimates of prepayments and for the frequency of rate changes ("Repricing Mechanisms") of the financial assets and financial liabilities of Coast as of September 30, 1996. The table also reports the maturity gap between Coast's repricing or maturing financial assets and liabilities. The interest rate sensitivity of Coast's financial assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions utilized.

                                              Over    Over
                                              One     Five   Over
                                   Within   to Five  to Ten   Ten
                                  One Year    Years   Years  Years  Total
                                  --------  -------  ------  -----  -----
                                            (Dollars in millions)
Interest-earning assets:
  Cash and investment securities:
    Cash and due from banks         $  140    $   -    $  -   $  -  $  140
    Investment securities              135       31       -      4     170
  Loans and MBS:
    ARMs                             7,362      249       -      -   7,611
    Fixed rate                          46       77      54     18     195
  FHLB stock                            89        -       -      -      89
                                    ------    -----    ----    ---  ------
      Total                         $7,772    $ 357    $ 54    $22  $8,205
                                    ======    =====    ====    ===  ======
Interest-bearing liabilities:
  Deposits:
    Checking accounts               $  737    $   -    $  -   $  -  $  737
    Money market accounts              629        -       -      -     629
    Certificate of deposits          4,497      337      41      -   4,875
  Borrowings:
    FHLB advances                      777       75       -      -     852
    Other                              706      106      56      -     868
                                    ------    -----    ----    ---  ------
      Total                         $7,346    $ 518    $ 97   $  -  $7,961
                                    ======    =====    ====    ===  ======
Maturity gap                        $  426    $(161)   $(43)  $ 22  $  244
                                    ======    =====    ====    ===  ======
  Cumulative maturity gap           $  426    $ 265    $222   $244  $  244
                                    ======    =====    ====    ===  ======
  Cumulative maturity gap as a
    percentage of total assets           5%       3%      3%     3%      3%
                                        ==       ==      ==     ==      ==



     The Bank has matched interest rate sensitivities primarily through the origination of adjustable rate mortgage loans ("ARMs"), the sale of fixed rate mortgage loans and the acquisition of term funding. Except for the utilization of interest rate exchange agreements ("Swaps") from time to time, Coast has generally not utilized derivative financial instruments to manage interest rate or other risks. (See discussion of Swaps below.) Historically, Coast's cost of funds has closely matched the Eleventh District cost of funds index ("COFI"), with the result that increases in Coast's cost of funds are accompanied by increases in interest rates on its COFI-based loans and MBS. However, because of the inherent lag in the reset mechanism of these assets, Coast's interest rate spreads generally can be expected to initially increase as COFI begins to decline and to initially decrease as COFI begins to rise.

     During 1991 through 1993, Coast originated ARM products which are tied to the London Interbank Offered Rate ("LIBOR") index. This index is generally more responsive to changes in prevailing market rates of interest and, as a result, interest rates on ARMs tied to LIBOR generally respond more quickly to changes in market interest rates than do ARMs tied to COFI.
With the increase in prevailing interest rates experienced during 1994, consumer demand for LIBOR-based ARMs substantially declined, and as a result, substantially all ARMs originated during 1994, 1995 and 1996 have been COFI-based products. As of September 30, 1996, Coast had $251.0 million (4%) of loans and $207.3 million (11%) of MBS tied to LIBOR, and $5.12 billion (87%) of loans and $1.68 billion (86%) of MBS tied to COFI in its loan and MBS portfolios, which totaled $5.91 billion and $1.96 billion, respectively. Coast originated $1.02 billion and $875.4 million of ARMs during the nine month periods ended September 30, 1996 and 1995, respectively. At September 30, 1996, ARMs and adjustable rate MBS totaled $5.74 billion and $1.92 billion, respectively, or a combined 98% of Coast's total loans and MBS.

     Management determines the appropriate portfolio designation of loans receivable, MBS and investment securities at the time of acquisition. If management has the positive intent and the Bank has the ability at the time of acquisition to hold such assets until maturity, they are classified as held to maturity and are carried at amortized historical cost. Assets that are to be held for indefinite periods of time, but not necessarily held to maturity, are classified as held or available for sale. Such assets include those which management intends to use as part of its asset/liability management strategy and which may be sold in response to changes in interest rates, resultant prepayment risk and other factors. MBS and investment securities identified as being available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Loans identified as being held for sale are carried at the lower of amortized historical cost or fair value, with any required adjustment being reported in current operations.

     Sales of mortgage assets held or available for sale function primarily to fund new loan originations, manage interest rate risk and add to the loan servicing portfolio.
This strategy is, however, limited, based upon other factors including the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. During the nine months ended September 30, 1996, Coast sold $95.7 million of mortgage loans from its held for sale portfolio.

     Coast may, at times, be party to off-balance sheet financial instruments acquired in the normal course of business in order to meet the borrowing needs of its customers and to reduce its own exposure to fluctuations in interest rates. During 1995 and part of 1996 Coast owned certain Swaps, the effect of which was to synthetically convert fixed rate deposits
to a variable   rate of interest.  The net effect of the Swaps,
exclusive of interest on the related deposits, was to record a $38 thousand reduction of interest expense during the first nine months of 1996, and to record $637 thousand of interest expense during the first nine months of 1995, which amounts are included in interest expense on deposits in the accompanying consolidated statement of operations. At September 30, 1996, Coast had no remaining Swap positions.

Loan Portfolio and Off-balance Sheet Risk Elements and Non-
-----------------------------------------------------------
performing Assets
-----------------

     Coast defines nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans"),
(ii) foreclosed real estate owned, and (iii) those loans whose terms have been modified such that the interest rates charged to the borrowers have been reduced to levels below the original contract rates and below market rates of interest at both the time of modification and the reporting date ("Modified Loans"). Following is a table which sets forth the components of nonperforming assets at the dates indicated. (There were no Modified Loans at September 30, 1996, or December 31, 1995.)


                                      September 30, 1996    December 31, 1995
                                      ------------------   -------------------
                                                 Percent               Percent
                                       Balance  of Total    Balance   of Total
                                       -------  --------    -------   --------
                                               (Dollars in thousands)
Nonaccrual Loans:
  Single family residential           $ 46,240        35%  $ 43,792         39%
  Multifamily residential               20,549        16     25,646         23
  Commercial and other                  13,953        11     11,913         10
                                      --------       ---   --------        ---
                                        80,742        62     81,351         72
                                      --------       ---   --------        ---

Foreclosed real estate owned:
  Single family residential             23,198        17     15,077         13
  Multifamily residential               11,440         9      6,652          6
  Commercial and other                  15,648        12      9,967          9
                                      --------       ---   --------        ---
                                        50,286        38     31,696         28
                                      --------       ---   --------        ---
  Total nonperforming assets          $131,028       100%  $113,047        100%
                                      ========       ===   ========        ===
/TABLE

     Following is a table which sets forth the components of nonperforming assets at the dates indicated.

                            Sept 30, Jun 30,  Mar 31, Dec 31, Sept 30, Jun 30, Mar 31,
                              1996    1996     1996    1995     1995    1995    1995
                            -------  ------  -------  ------  -------  ------  ------
                                             (Dollars in millions)

Nonaccrual loans             $   81  $   74   $   93  $   81   $   81  $   90  $   82
Foreclosed real estate
  owned                          50      58       40      32       39      39      51
Modified loans                    -       -        -       -        1       1       1
                             ------  ------   ------  ------   ------  ------  ------
  Total nonperforming
    assets                   $  131  $  132   $  133  $  113   $  121  $  130  $  134
                             ======  ======   ======  ======   ======  ======  ======
Total assets                 $8,549  $8,351   $8,240  $8,252   $8,440  $8,585  $8,540
                             ======  ======   ======  ======   ======  ======  ======
Ratio of total
  nonperforming assets
  to total assets              1.53%   1.59%    1.62%   1.37%    1.43%   1.52%   1.57%


     As of September 30, 1996, Coast's ratio of Nonaccrual Loans to total loans decreased to 1.38% from 1.49% at December 31, 1995. As of September 30, 1996, Coast's ratio of nonperforming assets to total assets increased to 1.53% from 1.37% at December 31, 1995. In that the incidence of delinquencies and foreclosures is influenced by many variables beyond management's control, there can be no assurance that Coast will not experience increased levels of nonperforming assets in the future.

     A loan is impaired when, based on current information and events, a creditor will be unable to collect all amounts contractually due under a loan agreement. If a loan is determined to be impaired, an allowance is established based upon the difference between the investment in the loan and the fair value of the loan's underlying collateral. Subsequent to classification as impaired, the fair values of the impaired loans are periodically reviewed. If there is a change in the fair value of a loan, the allowance is adjusted accordingly. All such provisions and any related recoveries are recorded as adjustments to the valuation allowance for impaired loans.

     Coast's impaired loans totaled $141.3 million at September 30, 1996, $135.2 million at December 31, 1995, and $152.8 million at September 30, 1995. Impaired loans at September 30, 1996, included $79.0 million of loans for which valuation allowances of $13.6 million had been established, and $75.9 million of loans for which no allowance was considered necessary. For the nine months ended September 30, 1996 and 1995, the average investment in impaired loans was $140.3 million and $103.5 million, respectively. As of September 30,

1996, Nonaccrual Loans included $44.1 million of impaired loans.
Interest income on impaired loans which are performing is generally recognized on the accrual basis. Interest income recognized on impaired loans for the first nine months of 1996 and 1995 was $2.1 million and $6.9 million, respectively.

     At September 30, 1996, Coast had letters of credit outstanding aggregating $385.4 million. The letters of credit were issued primarily in 1984 and 1985 to enhance the rating of $394.6 million of housing revenue bonds issued to finance the construction of multifamily residential projects. The credit risk involved in these letters of credit is essentially the same as that involved in making real estate loans. At September 30, 1996, a loan payable to the housing revenue bond trustee associated with a letter of credit approximating $32 million was in default, and Coast has installed a court-appointed receiver to manage the property. In the event the default is not remedied and Coast forecloses on the property, it would become a component of Coast's foreclosed real estate owned.

     Coast maintains a general valuation allowance ("GVA") to absorb credit losses related to its assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly based upon a number of factors, including asset classifications, economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis and Coast's underwriting practices. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased GVA in future
periods.   In addition, regulatory agencies, as an integral part
of their examination process, periodically review Coast's GVA. These agencies may require Coast to establish additional allowances based on their judgments of the information available at the time of the examination.

     At September 30, 1996, the GVA totaled $73 million and included $64 million allocated to loans and $9 million attributable to off-balance sheet items. The portion of the GVA attributable to off-balance sheet items is included in other liabilities in the accompanying consolidated statement of financial condition, and relates to the letters of credit discussed above and to loans sold with recourse.

     The following table sets forth the amount, allocation and activity in the GVA for the nine months ended September 30, 1996.


                                      Commercial     Off-
                       Residential   Real Estate   Balance
                       Real Estate     Mortgage     Sheet
                         Mortgage     and Other     Items    Total
                       -----------   -----------   -------   -----
                                     (In millions)

GVA allocation at
  December 31, 1995           $ 48           $17       $17    $ 82
Additions charged
  to operations                 29             -         1      30
Recoveries                       6             -         -       6
Losses charged                 (32)           (4)       (9)    (45)
                              ----           ---       ---    ----
GVA allocation at
  September 30, 1996          $ 51           $13       $ 9    $ 73
                              ====           ===       ===    ====



     The reduction of $9 million in the GVA balance reflects allowances allocated to the letters of credit discussed above.

Capital Resources and Liquidity

     Federal regulations currently require a savings institution to maintain a daily average balance, on a monthly basis, of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the Office of Thrift Supervision ("OTS") to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short- term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. Coast's liquidity and short-term liquidity ratios for the calculation period ended September 30, 1996, were 5.10% and 4.27%, respectively, which exceeded the applicable requirements.

     Principal repayments on and sales of loans and MBS have been a primary source of funds for Coast. For the nine months ended September 30, 1996 and 1995, principal repayments on loans and MBS amounted to $595.6 million and $458.6 million,
respectively, and   proceeds from loan and MBS sales totaled
$95.7 million and $31.6 million, respectively, for the same periods. In addition, proceeds from the sale of a subsidiary in the third quarter of 1995 were $146.0 million. A primary use of funds was the origination of loans (net of refinances of loans in Coast's portfolios) of $934.3 million and $794.4 million for these two periods, respectively.

     At September 30, 1996, there were $5 million in commitments to sell loans, MBS or investment securities and there were $10 million commitments to purchase loans, MBS or investment securities. At September 30, 1996, outstanding letters of credit totaled $385 million. Scheduled repayments of FHLB of San Francisco advances for the twelve months ending
September 30, 1997, totaled $702 million.

     For the nine months ended September 30, 1996 and 1995, Coast experienced net increases in deposits of $117.0 million and $299.4 million, respectively. These increases are primarily attributable to Coast's focused efforts to market its transaction accounts, which resulted in increases of $105.4 million and $134.2 million in checking account balances during the first nine months of 1996 and 1995, respectively.

     Other potential sources of funds available to Coast include securities sold under agreements to repurchase, a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At September 30, 1996, the amount of additional credit available from the FHLB of San Francisco was approximately $1.53 billion. In addition, the Company and Coast have access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various factors including market conditions, credit ratings and general economic conditions.

     Under OTS capital regulations, Coast must meet three capital tests. First, the tangible capital requirement mandates that Coast's stockholder's equity less intangible assets (as defined in the regulations) be at least 1.5% of adjusted total assets (as so defined in the regulation). Second, the core capital requirement currently mandates that core capital be at least 3% of adjusted total assets as defined. Third, the risk-based capital requirement currently mandates that core capital plus supplementary capital as defined be at least 8% of risk-adjusted assets as defined.

     The following table reflects, in both dollars and ratios, Coast's regulatory capital positions as of September 30, 1996, the minimum requirements at that date, and the amounts by which such capital exceeded the required amounts.

                                    Minimum
                   Actual         Requirements         Excess
               --------------    --------------    --------------
               Amount   Ratio    Amount   Ratio    Amount   Ratio
               ------   -----    ------   -----    ------   -----
                             (Dollars in millions)

Risk-based       $570   10.84%     $421    8.00%     $149    2.84%
Core              449    5.28       255    3.00       194    2.28
Tangible          449    5.28       127    1.50       322    3.78



     In addition to the capital requirements noted above, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories, based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." Under the OTS regulations implementing these provisions, a savings institution is considered (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure, and (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions). The OTS also has the authority, after an opportunity for a hearing, to downgrade a savings institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" savings institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At September 30, 1996, Coast's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

     On September 30, 1996, President Clinton signed legislation providing for a special assessment of thrift institutions whose customer deposits are insured by the SAIF of the FDIC. Pursuant to the new law, a one-time fee is payable by all SAIF-insured institutions at the rate of $0.657 per $100 (or 65.7 basis points) of assessment bases held by such institutions at March 31, 1995. The money collected will recapitalize the SAIF reserve to the level required by law. In September 1996, Coast recorded an accrual of $42.0 million for this assessment.

     The new law provides for the merger, subject to certain conditions, of the SAIF into the BIF by 1999 and also requires BIF-insured institutions to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, BIF-insured institutions will pay 1.3 basis points of their insured deposits and SAIF-insured institutions will pay 6.4 basis points of their insured deposits towards the payment of interest on the FICO bonds. The recapitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for most SAIF-insured financial institutions, including Coast.

     On August 20, 1996, the President signed legislation which repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. Coast, therefore, will be required to use the specific charge-off method on its 1996 and subsequent federal income tax returns. Coast will also be required to recapture its "applicable excess reserves", which are its federal tax bad debt reserves in excess of the base year reserve amount. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionately for the reduction in Coast's loan portfolio since that date. As of December 31, 1995, Coast had approximately $4.4 million of applicable excess reserves. One-sixth of the amount will be included in taxable income in each tax year from 1996 through 2001. The deferred tax liability for this recapture had been recorded as of December 31, 1995.

   The base year reserves will continue to be subject to recapture and Coast could be required to recognize a tax liability if: (i) Coast fails to qualify as a "bank" for federal income tax purposes; (ii) certain distributions are made with respect to the stock of Coast; (iii) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or
(iv) there is a change in federal tax law.

Item 1.  LEGAL PROCEEDINGS
         -----------------

     On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association from the Federal Savings and Loan Insurance Corporation ("FSLIC") in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 eliminated the FSLIC and replaced it (and the Federal Home Loan Bank Board) for supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. In three cases with similar contractual issues, the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. On July 8, 1996, the United States Supreme Court affirmed the Court of Federal Claims ruling in these cases (the "Winstar Decision"). Coast has pending with the Court of Federal Claims a motion for summary judgment with respect to the issue of liability of the federal government for breach of the contractual agreement with the FSLIC. In the event that the Court of Federal Claims grants such motion in accordance with the Winstar Decision, the Court of Federal Claims must then determine the amount of damages owing to Coast. No prediction can be made as what damages might be awarded to Coast.

     There are various actions pending against Coast or the Company but, in the opinion of management, the probable liability resulting from such suits is unlikely, individually or in the aggregate, to have a material effect on Coast.


Items 2 through 5 are not applicable or the answers are negative.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Exhibits Required
-----------------

Exhibit
 Number       Exhibit
-------       -------
   11.1       Computation of Earnings Per Share


Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                          SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





COAST SAVINGS FINANCIAL, INC.
-----------------------------
         (Registrant)






/s/ Ray Martin
-------------------------------
Ray Martin
Chairman of the Board and
Chief Executive Officer
(Authorized Officer)






/s/ James F. Barritt
-------------------------------
James F. Barritt
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)












Dated:   November 12, 1996

                        EXHIBIT INDEX






Exhibit                                             Sequentially
 Number      Description                          Numbered Pages
-------      -----------                          --------------
   11.1      Computation of Earnings Per Share