Form 10-K405
period 1996-12-31
COAST SAVINGS FINANCIAL INC
filed 1997-03-26
CIK 841074

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to ______________________

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

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sale price of its Common Stock on the New York Stock Exchange on March 10, 1997, was approximately $906,326,704.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of Common Stock outstanding as of March 10, 1997:
18,591,317.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PART III--Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders to be held on April 23, 1997, are incorporated by reference into Part III hereof.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

         COAST SAVINGS FINANCIAL, INC. 1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                             PAGE
                                                                             ----
 Item 1.   Business......................................................      1
           General.......................................................      1
           Operating Strategy............................................      1
           Yields Earned and Rates Paid..................................      2
           Lending Activities............................................      8
           Risk Elements.................................................     14
           Credit Concentration and Letters of Credit....................     17
           Nonperforming Assets..........................................     18
           Subsidiaries..................................................     19
           Other Investments.............................................     19
           Deposits and Other Sources of Funds...........................     20
           Competition...................................................     24
           Regulation....................................................     25
           Taxation......................................................     34
           Employees.....................................................     34
 Item 2.   Properties....................................................     35
 Item 3.   Legal Proceedings.............................................     35
 Item 4.   Submission of Matters to a Vote of Security Holders...........     35

                                    PART II

 Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................     36
 Item 6.   Selected Financial Data.......................................     37
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of
            Operations...................................................     38
           General.......................................................     38
           Results of Operation..........................................     38
           Asset/Liability Management....................................     39
           Nonperforming Assets..........................................     41
           Capital Resources and Liquidity...............................     41
 Item 8.   Financial Statements and Supplementary Data...................     42
 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure...................................................     81

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant............     81
 Item 11.  Executive Compensation........................................     81
           Security Ownership of Certain Beneficial Owners and
 Item 12.  Management....................................................     81
 Item 13.  Certain Relationships and related Transactions................     81

                                    PART IV

           Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14.  K.............................................................     82

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Coast Savings Financial, Inc. (the "Company"), a Delaware corporation, was organized in 1988 and is the holding company for Coast Federal Bank, Federal Savings Bank ("Coast" or the "Bank"). Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at December 31, 1996. Coast was organized as a federal mutual savings and loan association in 1935 and converted to stock form in 1985.

  Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At December 31, 1996, Coast operated 90 retail banking offices in California.

  Coast is regulated by the Director ("OTS Director") of the Office of Thrift Supervision ("OTS"), and by the Federal Deposit Insurance Corporation ("FDIC") which, through the Savings Association Insurance Fund ("SAIF"), insures the deposit accounts of savings institutions such as Coast that are regulated by the OTS. Coast is also a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks for federally insured savings institutions comprising the Federal Home Loan Bank System.

OPERATING STRATEGY

  Since 1987, Coast's primary objective has been to enhance franchise value by
(i) reducing balance sheet risk and enhancing asset quality, (ii) increasing core profitability, (iii) improving Coast's overall capital adequacy, and (iv) developing primary retail banking relationships with new and existing customers.

  Reducing balance sheet risk and enhancing asset quality. The credit risk profile of Coast's loan portfolio has been substantially reduced largely due to management's redirection of Coast's origination efforts to the single-family residential sector. Coast ceased originating loans outside California in 1987 and has not originated multifamily, commercial real estate, or construction loans since 1989 (other than to finance the sale of foreclosed real estate or to facilitate loan assumptions). In addition, Coast eliminated its asset allocations in the real estate development and high yield securities sectors at the beginning of the decade and has also aggressively liquidated nonperforming assets since the early 1990's.

  Increasing core profitability. Coast's pretax core profitability (defined as net interest income before provision for loan losses, less general and administrative expenses, plus loan servicing fees and charges and the recurring portion of noninterest income) has grown from $80.5 million in 1994, to $89.3 million in 1995 and $106.4 million in 1996. This increase was a result of reducing the level of general and administrative expenses, improving the ratio of interest-earning assets to interest-bearing liabilities, increasing the amounts of loan servicing related fees and charges and retail banking and other fee income, and implementing numerous productivity enhancing process changes to improve loan origination efficiency and branch network profitability.

  Improving overall capital adequacy. Coast's overall capital adequacy has been enhanced by reducing the amount of capital required under the tangible, core and risk-based capital requirements specified in the OTS capital regulations and by increasing the amount of capital available to satisfy these requirements. Strategies Coast has employed to reduce the amount of capital required under these requirements include downsizing the balance sheet, eliminating originations of loans other than one-to-four family residential loans, reducing capital-intensive and nonperforming assets, and eliminating the recourse exposure associated with $1 billion of multifamily credit extensions. Moreover, Coast has increased the amount of its stockholders' equity and regulatory capital by retaining internally-generated capital and by completing various capital market transactions.

  Developing primary retail banking relationships with new and existing customers. The Company has significantly broadened its financial services related product offerings in recent years to include a wide array of deposit, investment, and insurance products as well as other complementary financial services. The sale of these financial services and products has been facilitated by the sales and service excellence initiatives that have been implemented throughout the retail network. Retail bank employees have undergone comprehensive sales training and integrated marketing support and incentive-based compensation programs have been installed.

  The following table sets forth certain information with respect to Coast's operations during the periods or at the dates indicated.

                                              AT OR FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                           ------------------------------------
                                           1996   1995   1994     1993    1992
                                           -----  -----  -----   ------  ------
Return on assets(1)(8)...................    .13%   .39%  (.08)%    .21%    .57%
Return on equity(2)(8)...................   2.56   8.36  (1.70)    4.72   16.09
Equity-to-assets ratio(3)(8).............   5.00   4.61   4.76     4.48    3.55
Dividend pay-out ratio(4)................    --     --     --       --      --
Effective net spread(5)..................   2.68   2.47   2.48     2.67    2.69
Noninterest expense to average assets(6).   1.93   1.96   2.13     2.41    2.47
Total nonperforming assets ratio(7)......   1.43   1.37   1.73     2.72    3.82
Total general valuation allowance (in
 millions)...............................  $93.0  $82.0  $85.0   $120.0  $140.0

--------
(1) Net earnings (loss) divided by average total assets.
(2) Net earnings (loss) divided by average stockholders' equity.
(3) Average stockholders' equity divided by average total assets.
(4) Dividends paid per share divided by primary earnings per share.
(5) Net interest income divided by average total interest-earning assets.
(6) Noninterest expense for 1996 excludes SAIF special assessment.
(7) Total nonperforming assets (as defined under "Risk Elements--Nonperforming Assets") divided by total assets at the end of period.
(8) Average balances used in the calculation are based on month-end balances.

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

  During periods of declining interest rates, such as occurred during 1992 and 1993, the combined yield on Coast's loan, MBS and investment securities portfolios generally does not fall as rapidly as its cost of funds. Conversely, during periods of rising interest rates, such as occurred during 1994 and early 1995, the cost of Coast's interest-bearing liabilities can be expected to rise more rapidly than the yield on its interest-earning assets. The primary reason that the changes in rates on Coast's assets lag the changes in rates on its liabilities is that the majority of Coast's loans are adjustable rate mortgage loans ("ARMs") tied to the FHLB Eleventh District cost of funds index ("COFI"). This index, which is published monthly by the FHLB of San Francisco, is calculated as the average actual cost of deposits and borrowings of all member institutions of the Eleventh District for the preceding month. The published index generally becomes effective, for loans tied thereto, in the month following publication. As a result, there is generally a two-month delay between the change in effective interest costs and the time the change is reflected in COFI ARM yields. As of December 31, 1996, Coast had $5.16 billion (88%) of loans and $1.78 billion (87%) of MBS tied to COFI included in the loan and MBS portfolios, which portfolios totaled $5.86 billion and $2.04 billion, respectively.

  Coast has emphasized the origination of ARMs in order to improve the interest rate sensitivity of its loan and MBS portfolios. Of Coast's loan originations since January 1991, 90% have been ARMs, the majority of which bear interest rates that fluctuate monthly in response to changes in COFI. ARMs, including assets tied to COFI, the London Interbank Offered Rate ("LIBOR") and other indices, accounted for 97% of Coast's loan portfolio and 98% of its MBS portfolio at December 31, 1996. Coast's ability to continue to originate a substantial volume of loans with an interest rate sensitivity or a Repricing Mechanism matching that of its liabilities may be limited by economic factors, including the general level of interest rates, and by consumer preferences for alternative ARM indices or fixed rate mortgage loan products.

  The Company measures its exposure to interest rate risk using a variety of techniques. One commonly used measure of such exposure is the difference between the amounts of assets and liabilities maturing or repricing over various periods (the "maturity gap"). The following table illustrates the contractual maturities, as adjusted for estimates of prepayments and Repricing Mechanisms, of the major interest-earning asset and interest-bearing liability categories of the Company as of December 31, 1996, and also the maturity gap between such repricing or maturing assets and liabilities. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions utilized. See "Regulation-- Regulatory Capital Requirements" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management."

                       ANALYSIS OF REPRICING MECHANISMS

                                            OVER ONE OVER FIVE
                                    WITHIN  TO FIVE   TO TEN   OVER TEN
                                   ONE YEAR  YEARS     YEARS    YEARS   TOTAL
                                   -------- -------- --------- -------- ------
                                              (DOLLARS IN MILLIONS)
Interest-earning assets:
  Cash and investment securities:
    Cash and due from banks.......  $  139   $ --      $--       $--    $  139
    Investment securities(1,2)....     318       4      --          4      326
  Loans:
    ARMs(3).......................   5,444     240       10       --     5,694
    Fixed rate(4).................      49      51       49        13      162
  MBS:
    ARMs(3).......................   2,011     --       --        --     2,011
    Fixed rate(4).................       7      14        7         4       32
                                    ------   -----     ----      ----   ------
      Total.......................  $7,968   $ 309     $ 66      $ 21   $8,364
                                    ======   =====     ====      ====   ======
Interest-bearing liabilities:
  Deposits:
    Checking accounts.............  $  782   $ --      $--       $--    $  782
    Money market accounts.........     621     --       --        --       621
    Certificates of deposit(1)....   4,499     422       32       --     4,953
  Borrowings:
    FHLB advances(1)..............   1,029      75      --        --     1,104
    Other(1)......................     537     107       56       --       700
                                    ------   -----     ----      ----   ------
      Total.......................  $7,468   $ 604     $ 88      $--    $8,160
                                    ======   =====     ====      ====   ======
Maturity gap......................  $  500   $(295)    $(22)     $ 21   $  204
                                    ======   =====     ====      ====   ======
Cumulative maturity gap...........  $  500   $ 205     $183      $204   $  204
                                    ======   =====     ====      ====   ======
Cumulative maturity gap as a
 percentage of total assets.......       6%      2%       2%        2%       2%
                                    ======   =====     ====      ====   ======

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

  Because of the inherent lag in the Repricing Mechanism of the ARMs tied to COFI, interest rate spreads can be generally expected to increase as the index begins to fall and to decrease as the index begins to rise. However, a positive gap, such as that reflected in the table above in the "within one year" column, has the effect of repricing more assets (primarily loans and MBS tied to COFI) than liabilities during a given period. This tends to accentuate the increase in spread in a falling interest rate environment and to moderate the decrease in spread in a rising interest rate environment.

  The effect on net interest income of changes in interest rates and in the amounts of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided on changes for the periods indicated attributable to (i) changes in rates (change in weighted average rate multiplied by prior period average portfolio balance), (ii) changes in volume (change in average portfolio balance multiplied by prior period weighted average rate), and (iii) the combined effect of changes in rates and volume (change in weighted average rate multiplied by change in average portfolio balance).

                                             INCREASE (DECREASE) DUE TO
                                       ----------------------------------------
                                         RATE     VOLUME   RATE/VOLUME  TOTAL
                                       --------  --------  ----------- --------
                                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996 VS 1995:
  Income from interest-earning
   assets:
    Loans............................  $ (4,095) $(15,489)   $  (138)  $(19,722)
    MBS..............................     1,316    11,060         93     12,469
    Investment securities............     2,924    (4,800)      (602)    (2,478)
                                       --------  --------    -------   --------
                                            145    (9,229)      (647)    (9,731)
                                       --------  --------    -------   --------
  Expense of interest-bearing
   liabilities:
    Deposits.........................    (2,429)    7,108        190      4,869
    FHLB advances and other
     borrowings......................    (9,076)  (20,778)     1,505    (28,349)
                                       --------  --------    -------   --------
                                        (11,505)  (13,670)     1,695    (23,480)
                                       --------  --------    -------   --------
  Change in net interest income......  $ 11,650  $  4,441    $(2,342)  $ 13,749
                                       ========  ========    =======   ========
YEAR ENDED DECEMBER 31, 1995 VS 1994:
  Income from interest-earning
   assets:
    Loans............................  $ 49,491  $ 33,647    $ 4,355   $ 87,493
    MBS..............................    20,939     4,375        981     26,295
    Investment securities............     5,089      (257)       (69)     4,763
                                       --------  --------    -------   --------
                                         75,519    37,765      5,267    118,551
                                       --------  --------    -------   --------
  Expense of interest-bearing
   liabilities:
    Deposits.........................    54,958     6,073      1,529     62,560
    FHLB advances and other
     borrowings......................    18,407    20,230      4,214     42,851
                                       --------  --------    -------   --------
                                         73,365    26,303      5,743    105,411
                                       --------  --------    -------   --------
  Change in net interest income......  $  2,154  $ 11,462    $  (476)  $ 13,140
                                       ========  ========    =======   ========

  The following table sets forth information concerning the balances and interest rates of Coast's interest-earning assets and interest-bearing liabilities for the periods and at the dates indicated.

                                                                                            SPREAD TABLE

                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------
                                          1996                                    1995
                          --------------------------------------- ---------------------------------------
                                              AVERAGE    RATE-END                     AVERAGE    RATE-END
                           AVERAGE   INCOME/  YIELD/        OF     AVERAGE   INCOME/  YIELD/        OF
                          BALANCE(2) EXPENSE  COST(3)     PERIOD  BALANCE(2) EXPENSE  COST(3)     PERIOD
                          ---------- -------- -------    -------- ---------- -------- -------    --------
                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans(1)................  $5,657,206 $450,142   7.96%      7.60%  $5,850,093 $469,864   8.03%      7.95%
MBS.....................   2,054,246  132,098   6.43       6.42    1,880,350  119,629   6.36       6.60
Federal funds sold......      55,995    2,639   4.71       5.61       64,901    4,399   6.78       3.77
FHLB stock..............      88,866    5,186   5.84       6.50       83,908    4,467   5.32       5.16
Other Investment
 securities.............     170,153   13,385   7.87       6.50      246,336   14,822   6.02       6.32
                          ---------- --------  -----      -----   ---------- --------  -----      -----
 Total interest-earning
  assets................  $8,026,466 $603,450   7.52%      7.25%  $8,125,588 $613,181   7.55%      7.51%
                          ========== ========  =====      =====   ========== ========  =====      =====
Interest-Bearing
 Liabilities:
Deposits:
 Checking...............  $  706,554 $  9,720   1.38%      1.46%  $  553,763 $  5,675   1.02%      1.27%
 Money market...........     650,211   17,211   2.65       2.68      724,281   18,190   2.51       2.59
 Time certificates of
  deposit...............   4,868,144  258,833   5.32       5.32    4,793,347  257,030   5.36       5.41
                          ---------- --------  -----      -----   ---------- --------  -----      -----
 Total deposits.........   6,224,909  285,764   4.59       4.59    6,071,391  280,895   4.63       4.67
                          ---------- --------  -----      -----   ---------- --------  -----      -----
Borrowings:
 FHLB advances..........     753,752   42,052   5.58       5.58      902,159   56,632   6.28       6.10
 Short-term.............     805,973   46,348   5.75       5.74      985,164   59,677   6.06       5.81
 Long-term..............     138,101   14,486  10.49      11.10      129,669   14,926  11.51      11.15
                          ---------- --------  -----      -----   ---------- --------  -----      -----
 Total borrowings.......   1,697,826  102,886   6.06       6.03    2,016,992  131,235   6.51       6.40
                          ---------- --------  -----      -----   ---------- --------  -----      -----
 Total interest-bearing
  liabilities...........  $7,922,735 $388,650   4.91%      4.91%  $8,088,383 $412,130   5.10%      4.95%
                          ========== ========  =====      =====   ========== ========  =====      =====
DIFFERENCE BETWEEN
 AVERAGE BALANCE OF
 INTEREST-EARNING ASSETS
 AND INTEREST-BEARING
 LIABILITIES............  $  103,731                              $   37,205
                          ==========                              ==========
NET SPREAD..............             $214,800   2.68%(4)   2.35%             $201,051   2.47%(4)   2.56%
                                     ========  =====      =====              ========  =====      =====

--------
(1) Includes Nonaccrual and Modified Loans in the "average balance," but only includes actual interest recognized on such loans in "income/expense." Interest income on loans includes amortization of net deferred loan origination fees of $(.8) million, $.3 million, $.8 million, $3.7 million, $4.9 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

(2) Average of daily balances during the year.

(3) Income/expense divided by average balance.

(4)Net spread (dollars) divided by average total interest-earning assets (the "effective net spread").

SPREAD TABLE

                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------
                                           1994                                    1993
                          ---------------------------------------- ----------------------------------------
                                                          RATE-END                                 RATE-END
                           AVERAGE    INCOME/  YIELD/        OF     AVERAGE    INCOME/  YIELD/        OF
                          BALANCE(2)  EXPENSE  COST(3)     PERIOD  BALANCE(2)  EXPENSE  COST(3)     PERIOD
                          ----------  -------- -------    -------- ----------  -------- -------    --------
                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans(1)................  $5,376,946  $382,371   7.11%      7.18%  $5,047,296  $389,015   7.71%      7.08%
MBS.....................   1,796,164    93,334   5.20       5.68    2,093,535   114,048   5.45       5.22
Federal funds sold......      59,578     2,732   4.59         --       43,268       886   2.05       3.09
FHLB stock..............      68,916     3,259   4.73       5.69       68,158     2,483   3.64       3.75
Other Investment
 securities.............     272,094    12,934   4.75       6.08      300,341     9,215   3.07       3.27
                          ----------  --------  -----      -----   ----------  --------  -----      -----
 Total interest-earning
  assets................  $7,573,698  $494,630   6.53%      6.82%  $7,552,598  $515,647   6.83%      6.28%
                          ==========  ========  =====      =====   ==========  ========  =====      =====
Interest-Bearing
 Liabilities:
Deposits:
 Checking...............    $469,035  $  3,380   0.72%      0.65%  $  448,000  $  4,895   1.09%      0.83%
 Money market...........   1,060,119    24,317   2.29       2.47    1,416,000    35,334   2.50       2.27
 Time certificates of
  deposit...............   4,377,920   190,638   4.35       4.83    4,100,000   193,791   4.73       4.01
                          ----------  --------  -----      -----   ----------  --------  -----      -----
 Total deposits.........   5,907,074   218,335   3.70       4.15    5,964,000   234,020   3.92       3.65
                          ----------  --------  -----      -----   ----------  --------  -----      -----
Borrowings:
 FHLB advances..........     767,890    40,621   5.29       6.20      512,050    30,900   6.03       4.92
 Short-term.............     737,065    32,677   4.43       6.02      936,800    31,551   3.37       3.39
 Long-term..............     136,354    15,086  11.06      11.02      151,727    17,610  11.61      10.35
                          ----------  --------  -----      -----   ----------  --------  -----      -----
 Total borrowings.......   1,641,309    88,384   5.38       6.47    1,600,577    80,061   5.00       4.61
                          ----------  --------  -----      -----   ----------  --------  -----      -----
 Total interest-bearing
  liabilities...........  $7,548,383  $306,719   4.06%      4.63%  $7,564,577  $314,081   4.15%      3.79%
                          ==========  ========  =====      =====   ==========  ========  =====      =====
DIFFERENCE BETWEEN
 AVERAGE BALANCE OF
 INTEREST-EARNING ASSETS
 AND INTEREST-BEARING
 LIABILITIES............  $   25,315                               $  (11,979)
                          ==========                               ==========
NET SPREAD..............              $187,911   2.48%(4)   2.19%              $201,566   2.67%(4)   2.49%
                                      ========  =====      =====               ========  =====      =====

                                 AT OR FOR THE YEAR ENDED
                                      DECEMBER 31,
                          ----------------------------------------
                                          1992
                          ----------------------------------------
                                                          RATE-END
                           AVERAGE    INCOME/  YIELD/        OF
                          BALANCE(2)  EXPENSE  COST(3)     PERIOD
                          ----------  -------- -------    --------
INTEREST-EARNING ASSETS:
Loans(1)................  $5,541,517  $479,807   8.66%      7.95%
MBS.....................   1,809,785   125,294   6.92       5.92
Federal funds sold......     167,643     5,676   3.39       2.90
FHLB stock..............      81,784     1,061   1.30       3.14
Other Investment
 securities.............     185,218     7,335   3.96       2.49
                          ----------  --------  -----      -----
 Total interest-earning
  assets................  $7,785,947  $619,173   7.95%      7.02%
                          ==========  ========  =====      =====
Interest-Bearing
 Liabilities:
Deposits:
 Checking...............  $  465,000  $  7,769   1.67%      0.97%
 Money market...........   1,926,000    69,012   3.58       2.77
 Time certificates of
  deposit...............   4,320,000   260,104   6.02       5.39
                          ----------  --------  -----      -----
 Total deposits.........   6,711,000   336,885   5.02       4.30
                          ----------  --------  -----      -----
Borrowings:
 FHLB advances..........     567,390    40,081   7.06       5.20
 Short-term.............     456,616    17,402   3.81       3.58
 Long-term..............      94,245    15,128  16.05      12.70
                          ----------  --------  -----      -----
 Total borrowings.......   1,118,251    72,611   6.49       5.42
                          ----------  --------  -----      -----
 Total interest-bearing
  liabilities...........  $7,829,251  $409,496   5.23%      4.54%
                          ==========  ========  =====      =====
DIFFERENCE BETWEEN
 AVERAGE BALANCE OF
 INTEREST-EARNING ASSETS
 AND INTEREST-BEARING
 LIABILITIES............  $  (43,304)
                          ==========
NET SPREAD..............              $209,677   2.69%(4)   2.48%
                                      ========  =====      =====

LENDING ACTIVITIES

 Types of Loans

  Coast's loan portfolio consists principally of long-term loans secured by residential real estate and Coast's MBS portfolio, 98% of which is comprised of securities which were created utilizing Coast-originated mortgage loans. The loans made by Coast enable borrowers to purchase, refinance, or improve the security properties. Most of Coast's single family residential loan contracts provide for amortization of principal over 30 years. The majority of Coast's single family residential loans have generally remained outstanding for less time than such contractual periods because the borrowers refinanced them or prepaid the loans in full upon the sale of the properties securing the loans. The following table shows the composition of Coast's loan and MBS portfolios, net of unearned discounts, undisbursed loan proceeds, deferred loan origination fees and valuation allowances, as of the dates indicated.

                                              DECEMBER 31,
                         ------------------------------------------------------
                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
                                             (IN THOUSANDS)
Loans:
  Real estate:
    1 to 4 units........ $3,969,881 $3,217,683 $3,278,371 $2,457,860 $2,328,405
    More than 4 units...  1,171,826  1,316,559  1,387,656  1,407,295  1,504,530
    Commercial..........    630,040    845,439    897,255    936,141    963,812
                         ---------- ---------- ---------- ---------- ----------
                          5,771,747  5,379,681  5,563,282  4,801,296  4,796,747
    VA-guaranteed and
     FHA-insured........      9,184     12,354     15,825     20,782     28,132
    Construction........        --         --         --         --       6,298
    Second mortgage.....     47,122     51,268     53,478     54,497     85,803
                         ---------- ---------- ---------- ---------- ----------
      Total real estate
       loans............  5,828,053  5,443,303  5,632,585  4,876,575  4,916,980
    Commercial business.      3,098      2,177    146,122    114,693    133,537
    Secured by deposits.      6,838      8,557      8,880     10,903     13,054
    Overdraft line of
     credit.............     18,118     12,459      5,595      5,025      5,707
                         ---------- ---------- ---------- ---------- ----------
      Total loans.......  5,856,107  5,466,496  5,793,182  5,007,196  5,069,278
                         ---------- ---------- ---------- ---------- ----------
MBS:
  1 to 4 units..........  1,961,142  2,079,888  1,632,172  1,847,662  2,097,051
  More than 4 units.....     82,128     91,913    101,556    124,639    119,850
                         ---------- ---------- ---------- ---------- ----------
                          2,043,270  2,171,801  1,733,728  1,972,301  2,216,901
                         ---------- ---------- ---------- ---------- ----------
                         $7,899,377 $7,638,297 $7,526,910 $6,979,497 $7,286,179
                         ========== ========== ========== ========== ==========

  The types of loans which Coast may originate are specified in federal regulations. Although Coast may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States, as of December 31, 1996, 97% of Coast's mortgage loan portfolio is secured by real estate located in California. Coast also has authority to make various kinds of secured and unsecured consumer and commercial business loans, but has not originated or purchased significant amounts of such loans. Coast offers credit card accounts as an agent for an unaffiliated entity but currently extends no credit in connection with such activities.

 Securitization

  Coast has securitized portions of its loan portfolio in recent years, including $145.2 million, $654.2 million and $434.2 million in 1996, 1995 and 1994, respectively, for several reasons. First, MBS are more efficient as collateral for borrowings than are whole mortgage loans and thus have the effect of reducing Coast's borrowing costs. Second, a large portion of the MBS created by Coast have been nonrecourse or credit-enhanced securities. Such MBS have the advantages of mitigating credit risk and requiring less capital under the risk-based capital regulation than nonsecuritized mortgage loans (see "Regulation--Regulatory Capital Requirements" below). Mitigating credit risk on MBS is accomplished by purchasing private mortgage insurance, paying higher guarantee fees or by splitting the securities into a senior/subordinated structure wherein Coast retains the senior interest and sells the subordinate interests, which generally bear any initial credit losses from the mortgage pools. Coast generally bears no credit losses related to these senior interests unless the private mortgage insurance, guarantees and/or the subordinated interests are exhausted. At December 31, 1996, the balance of Coast's MBS consisting of loans originated by Coast was $2.0 billion. Coast has eliminated or mitigated credit risk as described above on $852.9 million of these MBS.

 Loans to One Borrower Limitations

  With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain entities related to such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. Under prior law (changed in 1988), a savings institution could generally lend an amount equal to its federal regulatory capital to one borrower. The OTS amended its lending limit regulations to define the term "unimpaired capital and unimpaired surplus" based upon an institution's regulatory capital and to include in the basic 15% of capital lending limit that portion of an institution's allowances for loan and lease losses that is not includable in regulatory capital as calculated for other regulatory purposes. OTS regulations provide that certain credit extensions may be excepted from the described loans to one borrower limitations, including credit extensions effected under prior regulations. Pursuant to the current regulation, the maximum amount which Coast could have loaned to any one borrower (and related entities) was $92.1 million as of December 31, 1996.

  At December 31, 1996, Coast's largest concentration of credit was to five limited partnerships all of which are affiliates of Lehman Brothers, Inc. At that date, $241.0 million of collateralized direct pay letters of credit were outstanding in connection with housing revenue bonds used to finance multifamily residential properties owned by these partnerships. These extensions of credit are excepted from the present OTS loans to one borrower limitations.

 Loan Activity

  Single Family Residential Real Estate Lending. In 1996, 1995 and 1994, Coast originated $1.45 billion, $1.03 billion and $1.74 billion, respectively, of single family loans. Such loans represented 97%, 91% and 94% of total real estate loans originated in 1996, 1995 and 1994, respectively, and are all secured by properties located in California. During 1996, 1995 and 1994, originations of single family ARMs totaled $1.39 billion, $.99 billion and $1.71 billion, respectively, and such originations represented 96%, 97% and 98%, respectively, of total single family loans originated.

  Coast offers ARMs that have fixed interest rates for periods ranging from one month to five years and thereafter provide for interest rates that adjust either monthly or semiannually based on changes in COFI, plus a contractual margin which ranged from 2.35% to 4.37% at December 31, 1996. At December 31, 1996, $5.33 billion of single family ARMs in Coast's loan and MBS portfolio had interest rates tied to COFI, and $.43 billion had interest rates tied to LIBOR. Coast generally discontinued offering second lien mortgage loans in 1991. In 1995, Coast began offering home equity credit lines, which are generally secured by second mortgage liens, to its first mortgage customers. On all home equity credit lines originated, Coast acts as an agent for an unaffiliated entity that is the actual lender.

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

  Commercial and Construction Real Estate Lending. OTS Regulations generally limit the amount that any federal savings institution may invest in nonresidential real estate loans to 400% of regulatory capital. Coast eliminated virtually all commercial and construction real estate loan originations in 1988. Originations of such loans are now made solely to finance the sale of foreclosed properties of this type or to facilitate loan assumptions as permitted by the provisions of the respective mortgage notes.

  Commercial Business Lending. Coast is permitted to originate loans not secured by real estate up to an aggregate amount of 20% of its total assets, provided that amounts in excess of 10% of total assets may be used only for small business loans. Until September 30, 1995, Coast engaged in asset-based commercial lending primarily through its subsidiary, CoastFed Business Credit Corporation ("CBCC"). See "Subsidiaries--Asset-Based Lending." Coast currently does not originate unsecured commercial loans other than to its subsidiaries.

  The following table sets forth certain information with respect to activity in Coast's loan and MBS portfolios during the periods indicated.

                                         YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Real estate loans
 originated:
 Conventional:
  1 to 4 units..........  $1,445,891  $1,026,233  $1,740,587  $1,072,704  $1,315,964
  More than 4 units.....      34,233      56,304      95,554     106,944     108,063
  Commercial............       8,146      40,341      19,212      34,875      30,297
                          ----------  ----------  ----------  ----------  ----------
    Total conventional
     real estate loans
     originated.........   1,488,270   1,122,878   1,855,353   1,214,523   1,454,324
  Construction..........         --          --          --          --        6,171
  Second mortgage.......          29         201          55          68       2,800
                          ----------  ----------  ----------  ----------  ----------
    Total real estate
     loans originated...   1,488,299   1,123,079   1,855,408   1,214,591   1,463,295
Commercial business
 loans originated.......         --       10,169      45,442      28,635      28,000
Loans exchanged for MBS,
 net....................    (145,165)   (654,238)   (434,156)   (342,961)   (965,193)
Loans sold..............    (105,329)    (44,197)    (28,398)   (130,062)   (286,834)
Principal repayments and
 other decreases of
 loans..................    (848,194)   (761,499)   (652,310)   (832,285)   (917,180)
                          ----------  ----------  ----------  ----------  ----------
    Net increase
     (decrease) in
     loans..............     389,611    (326,686)    785,986     (62,082)   (677,912)
                          ----------  ----------  ----------  ----------  ----------
Loans exchanged for MBS,
 net....................     145,165     654,238     434,156     342,961     965,193
MBS purchased...........         --          --       18,574      10,340      38,091
MBS sold................         --      (35,335)   (334,617)   (241,886)   (222,990)
Principal repayments and
 other decreases of MBS.    (273,696)   (180,830)   (356,686)   (356,015)   (324,904)
                          ----------  ----------  ----------  ----------  ----------
    Net increase
     (decrease) in MBS..    (128,531)    438,073    (238,573)   (244,600)    455,390
                          ----------  ----------  ----------  ----------  ----------
      Net increase
       (decrease).......  $  261,080  $  111,387  $  547,413  $ (306,682) $ (222,522)
                          ==========  ==========  ==========  ==========  ==========

 General

  Loan Portfolio Composition. The following table sets forth the amounts of each of the indicated categories of loans and MBS held by Coast at the dates indicated.


                                                  DECEMBER 31,
                         --------------------------------------------------------------
                                 1996                 1995                 1994
                         -------------------- -------------------- --------------------
                                     PERCENT              PERCENT              PERCENT
                                    OF TOTAL             OF TOTAL             OF TOTAL
                           AMOUNT   PORTFOLIO   AMOUNT   PORTFOLIO   AMOUNT   PORTFOLIO
                         ---------- --------- ---------- --------- ---------- ---------
                                             (DOLLARS IN THOUSANDS)
Loans:
  ARMs.................. $5,693,019     72%   $5,213,333     68%   $5,508,066     73%
  Fixed rate............    163,088      2       253,163      3       285,116      4
                         ----------    ---    ----------    ---    ----------    ---
                          5,856,107     74     5,466,496     72     5,793,182     77
                         ----------    ---    ----------    ---    ----------    ---
MBS:
  ARMs..................  2,012,121     26     2,136,777     28     1,695,412     22
  Fixed rate............     31,149    --         35,024    --         38,316      1
                         ----------    ---    ----------    ---    ----------    ---
                          2,043,270     26     2,171,801     28     1,733,728     23
                         ----------    ---    ----------    ---    ----------    ---
    Total loans and MBS. $7,899,377    100%   $7,638,297    100%   $7,526,910    100%
                         ==========    ===    ==========    ===    ==========    ===

  The following table presents the contractual maturities of Coast's loans and MBS in the periods indicated as of December 31, 1996.

                      AFTER 1 AFTER 2 AFTER 3 AFTER 5  AFTER 10
               WITHIN THROUGH THROUGH THROUGH THROUGH  THROUGH   AFTER
               1 YEAR 2 YEARS 3 YEARS 5 YEARS 10 YEARS 15 YEARS 15 YEARS TOTAL
               ------ ------- ------- ------- -------- -------- -------- ------
                                        (IN MILLIONS)
Real estate...  $160   $ 74    $111    $183     $416     $ 73    $4,811  $5,828
Commercial....   --     --      --        3      --       --        --        3
Other.........    24      1     --      --       --       --        --       25
MBS...........     1    --      --      --       --        13     2,029   2,043
                ----   ----    ----    ----     ----     ----    ------  ------
                $185   $ 75    $111    $186     $416     $ 86    $6,840  $7,899
                ====   ====    ====    ====     ====     ====    ======  ======

  At December 31, 1996, loans due after one year included $5.55 billion with adjustable interest rates and $123.0 million with fixed interest rates. At December 31, 1996, MBS due after one year included $2.01 billion with adjustable interest rates and $30.0 million with fixed interest rates.

  ARMs. Coast's ARMs generally provide for a 3.30% to 9.00% limit or "cap" on increases or decreases from their initial interest rates, thereby protecting borrowers from unlimited interest rate increases. Coast's ARMs are generally originated with rates of interest that remain fixed during the initial one-month to five-year period at a level that is less than the rate determined by adding the contractual margin to the index at the time of origination. Coast's ARMs also provide for either a 1% cap on the semi-annual interest rate adjustments for LIBOR-based loans and six-month COFI loans without negative amortization or, for Coast's monthly COFI loans, a 7.5% cap on the amount by which monthly payments can increase or decrease from one annual payment adjustment to the next, except that at the end of each five-year interval monthly payments may be adjusted by more than 7.5% in order to provide for amortization of the ARMs by their respective maturity dates. Because of the initial period rates, the payment cap provided on Coast's monthly COFI loans and the different times at which interest rate adjustments and payment adjustments are made, contractual monthly payments may not be sufficient to pay the interest accruing on an ARM. The amount of any shortfall ("negative amortization") is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed to Coast. Significant negative amortization can have the effect of increasing the loss ultimately realized by Coast upon the disposition of foreclosed properties, and may also have the effect, under certain circumstances, of increasing the associated risk of default, especially on loans originated with relatively high loan-to-value ("LTV") ratios. During 1996, the net amount of negative amortization on Coast's ARMs increased by $10.3 million, primarily as a result of the origination of single family ARMs for which first-year payments are fixed, based on initial rates, while interest accruals are at fully-indexed rates.

  The following table sets forth the cumulative amounts of negative amortization included in the real estate loan portfolio at the dates indicated.

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
      Single family mortgage................................... $23,862 $13,623
      Multifamily mortgage.....................................     714     632
      Commercial mortgage......................................     194     200
                                                                ------- -------
                                                                $24,770 $14,455
                                                                ======= =======

  Loan Underwriting. The loan underwriting process is intended to assess both the prospective borrower's credit standing and ability to repay, and the value and adequacy of the real property secured as collateral for the mortgage loan. Prospective borrowers complete an application that includes information with respect to the applicant's bank accounts, other assets, liabilities, income, credit history, employment history, and personal information. The application also includes the amount of, and reason for, the loan being requested. Coast generally obtains verifications of an applicant's employment and income, and appraisals of the security property, which are part of the application process, are performed by qualified staff appraisers or Coast-approved fee appraisers. All outside fee appraisals are reviewed either by a Coast appraiser or by a retained appraisal review company. The loan must be approved by various levels of management and/or authorized underwriter(s) based on the loan amount. Coast's salaried loan underwriters analyze the loan application, the credit information and the appraisal, and, depending on the underwriter's approval limit, either approve a requested loan or make a recommendation to Coast's loan committee concerning approval of a requested loan. Prior to July 1991, borrowers were generally qualified at the initial interest rate plus 1% on single family ARMs unless the initial interest rate was below 7.5%, in which case the borrowers were qualified at that initial rate plus 1.5%. In July 1991 this guideline was modified to generally qualify borrowers at a minimum rate of 7.5% for single family ARMs. Since December 1993, Coast's general practice has been to qualify borrowers at the fully indexed rate. This guideline may be modified based on changing market conditions, compensating factors and other considerations.

  For all real estate loans, Coast requires title insurance insuring the priority of its lien, fire and extended coverage casualty insurance, and may also require flood insurance if appropriate in order to protect Coast's interest in the security property.

  Loan-to-Value Ratios. Subject to certain restrictions, federal savings banks are generally permitted to make loans with LTV ratios up to 100% on owner occupied single family mortgage loans. See "Regulation--Lending Standards" for a discussion of additional lending limitations. However, Coast generally limits the LTV ratios of first lien single family mortgage loans to 90% and obtains private mortgage insurance on mortgage loans with LTV ratios in excess of 80%. Coast began offering home equity credit lines to its first mortgage customers during 1995. All of the home equity credit lines which Coast originates are sold to an unaffiliated entity. The maximum combined LTV (based on the amounts of both the first mortgage loan and the maximum amount of the home equity credit line) on a Coast home equity credit line is 90%. Coast originates single family loans with LTV ratios up to 97% under the FNMA Low-to-Moderate Income Programs. These loans are insured through private mortgage insurance and are originated for immediate sale to either FHLMC or FNMA. Coast also offers a six-month COFI ARM without negative amortization for loans to purchase single family properties with LTV ratios up to 95%, for which private mortgage insurance is required.

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

 Sales and Servicing of Mortgage Loans

  In addition to originating and purchasing loans for its own portfolio, Coast participates in secondary mortgage market activities by selling whole loans and participations in loans to FHLMC, FNMA and various institutional investors such as other savings banks, savings and loan associations and insurance companies. In recent years, the primary reasons Coast has sold mortgage loans have been to reduce asset size or constrain asset growth and to liquidate newly originated fixed rate product. The marketability of loans, loan participations and MBS depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. At December 31, 1996, Coast held $106.1 million of loans designated as held for sale, which loans had a fair value of approximately $109.6 million.

  Prior to 1990, Coast generally sold loans with various subordination or recourse (together, "recourse") provisions which provide a remedy against Coast, as the seller, by the purchaser if the borrower fails to make payments on a sold loan. OTS regulations require the maintenance of risk-based capital for loans sold with recourse. See "Regulation--Regulatory Capital Requirements--General Capital Requirements." Accordingly, since 1990 it has generally been Coast's practice to sell loans without recourse and Coast has had no recourse sales since 1992. For additional information on loans sold with recourse, see Notes 13 and 17 of Notes to Consolidated Financial Statements.

  Coast sells mortgage loans and loan participations for cash proceeds which will yield current market rates of return for the buyers. Gains or losses are recognized based upon the difference between the proceeds received and the book values of the loans or participations sold. If Coast retains the servicing of the loans sold, which it typically does, additional gains or losses are recognized and receivables or payables are recorded at the time of sale based upon the net present value of the expected amounts to be received or paid, which receivables or payables generally result from the difference between the contractual interest rates received from borrowers and the rates to be paid to the buyers.

  Servicing of loans sold by Coast includes the responsibility for collecting and remitting loan payments, taking steps to ensure that insurance and tax payments are made on a timely basis, and otherwise administering the loans, for which Coast receives periodic fees. Coast was servicing loans for investors of $3.07 billion, $3.42 billion and $3.96 billion at December 31, 1996, 1995 and 1994, respectively. The amount of annual servicing fees collected by Coast is recognized as servicing fee income over the life of the loan and varies, but generally is calculated as an amount equal to a rate ranging from .125% to .25% (for multifamily loans), and .25% to .375% (for single family loans), based on the outstanding principal amount of the loans serviced. During 1996 the average annual servicing fee on Coast's portfolio of serviced loans was .27%.

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

RISK ELEMENTS

 California Real Estate

  Approximately 97% of Coast's loans and MBS are secured by properties located in California and the performance of it's loan and MBS portfolios can be significantly impacted by economic conditions and trends in the state. In the early 1990's California experienced an economic recession which included high levels of unemployment, declining occupancy and rental rates, and declining property values. Since 1993, there has been a modest recovery, resulting in declining unemployment and improving occupancy and rental rates, and stabilization of property values. Largely due to these factors, and the reduced risk orientation of Coast's lending policy as discussed previously, Coast's loans secured by properties located in California which are 90 days or more delinquent decreased from $151.1 million at December 31, 1992, to $106.4 million at December 31, 1993, $92.3 million at December 31, 1994, $80.2 million at December 31, 1995, and then increased slightly to $82.6 million at December 31, 1996. There can be no assurance that the California economy will continue to improve, nor can there be any assurance that there will not be additional delinquencies and/or further declines in property values in California. For additional information with respect to the California economy, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation--Nonperforming Assets."

 Nonperforming Loans

  Coast defines nonperforming loans to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans") and (ii) loans whose terms have been modified such that the interest rates charged to the borrowers have been reduced to levels below the original contract rates and below market rates of interest at both the time of modification and the reporting date ("Modified Loans"). It is Coast's policy to discontinue the recognition of income and to reverse previously accrued and uncollected interest on loans when there is reasonable doubt as to collectibility of the loans. Generally, interest accruals are discontinued when loans become 90 days past due, or earlier when conditions warrant. If Nonaccrual Loans at December 31, 1996, had been interest-earning throughout the year, interest income of $5.2 million would have been earned on these loans at their respective contractual rates. For the year ended December 31, 1996, actual interest earned on such loans was $2.2 million. Nonaccrual Loans totaled $82.8 million, $81.4 million, $96.7 million, $117.1 million and $156.7 million at December 31, 1996, 1995, 1994, 1993 and
1992, respectively. See "Business--Nonperforming Assets" below.

  The following table sets forth certain loan delinquency information, which includes information on Nonaccrual Loans, at the dates indicated and by the period of delinquency.

                             DECEMBER 31, 1996             DECEMBER 31, 1995
                         ---------------------------  ----------------------------
                          OVER 60   OVER 90            OVER 60   OVER 90
                         TO 90 DAYS  DAYS     TOTAL   TO 90 DAYS  DAYS     TOTAL
                         ---------- -------  -------  ---------- -------  --------
                                         (DOLLARS IN THOUSANDS)
Single family mortgage..  $ 7,310   $56,740  $64,050   $ 7,196   $43,792  $ 50,988
Multifamily mortgage....    3,464    19,295   22,759     6,218    25,646    31,864
Commercial mortgage.....    1,796     6,484    8,280     9,609    11,619    21,228
Other...................      346       285      631       179       294       473
                          -------   -------  -------   -------   -------  --------
                          $12,916   $82,804  $95,720   $23,202   $81,351  $104,553
                          =======   =======  =======   =======   =======  ========
Percent of total loans..      .22%     1.41%    1.63%      .42%     1.49%     1.92%
                          =======   =======  =======   =======   =======  ========

 Impaired Loans

  Loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts contractually due under a loan agreement. Loans are evaluated for impairment as part of Coast's normal internal asset review process. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between Coast's investment in the loan and the fair value of the collateral securing the loan. Coast's impaired loans totaled $116.2 million and $135.2 million at December 31, 1996 and 1995, respectively, and for the years ended December 31, 1996, 1995 and 1994, the average investment in impaired loans was $135.5 million, $109.9 million and $85.7 million, respectively, and for the years then ended, interest income on such loans totaled $7.3 million, $8.8 million and $6.6 million, respectively. Interest income on impaired loans which are performing is generally recognized on the accrual basis. As of December 31, 1996 and 1995, Nonaccrual Loans included $42.0 million and $37.6 million, respectively, of impaired loans.

  Impaired loans at December 31, 1996, included $93.9 million of loans for which valuation allowances of $16.3 million had been established and $38.6 million of loans for which no allowance was considered necessary. At December 31, 1995, Coast had $127.2 million of impaired loans for which valuation allowances of $25.6 million had been established and $33.6 million of such loans for which no allowance was considered necessary. All such allowances and recoveries of allowances are recorded as adjustment to the allowance for loan losses. Coast had $1.2 million and no recoveries of previously established allowances on impaired loans during the years ended December 31, 1996 and 1995, respectively. The provisions of SFAS No. 114 do not apply to large groups of smaller-balance homogeneous loans that are collectively valued for impairment.

 Restructured Loans

  Coast has reached agreements with certain borrowers that provide for restructuring existing loans secured by income-producing properties. Restructurings are generally in the form of interest rate adjustments, extensions of maturities or deferred payments of principal or interest. Restructured loans totaled $30.2 million, $30.5 million, $37.3 million, $76.4 million and $96.5 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively. The restructured loans had effective yields of 8.00% at both December 31, 1996 and 1995. The loans identified as restructured loans at December 31, 1996, represent loans that were modified prior to the Company's implementation of SFAS 114 in 1994 and which are performing in accordance with their modified terms. Coast accounts for such loans under the provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as permitted under SFAS 114. For the years ended December 31, 1996, 1995 and 1994, $2.4 million, $2.4 million and $2.9 million, respectively, was earned on these restructured loans which is included in interest income on loans in the accompanying consolidated statement of operations. Interest income on these loans for the years ended December 31, 1996, 1995 and 1994, would have totaled $3.2 million $3.2 million and $3.8 million, million, respectively, under their original terms. At December 31, 1996, Coast had no commitments to lend additional funds to these borrowers.

 General Valuation Allowance

  Coast maintains a general valuation allowance ("GVA") to absorb credit losses related to its assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly and based upon a number of factors, including economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis, asset classifications, and Coast's underwriting practices. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased GVA in future periods. In addition, the OTS, as an integral part of its examination process, periodically reviews Coast's GVA and may require Coast to establish additional allowances based on its judgment of information available at the time of the examination.

  The table shown below reflects the changes in the GVA for the periods indicated.

                         RESIDENTIAL COMMERCIAL REAL
                         REAL ESTATE ESTATE MORTGAGE OFF-BALANCE
                          MORTGAGE      AND OTHER    SHEET ITEMS TOTAL
                         ----------- --------------- ----------- -----
                                         (IN MILLIONS)
Balance at December 31,
 1991...................    $ 61          $ 40          $ 39     $ 140
Additions charged to
 operations.............      19            31            (4)       46
Recoveries..............       4             3            --         7
Losses charged..........     (35)          (15)           (3)      (53)
                            ----          ----          ----     -----
Balance at December 31,
 1992...................      49            59            32       140
Additions charged to
 operations.............      69             8           (16)       61
Recoveries..............       2             5            --         7
Losses charged..........     (67)          (19)           (2)      (88)
                            ----          ----          ----     -----
Balance at December 31,
 1993...................      53            53            14       120
Additions charged to
 operations.............      68            (2)            9        75
Recoveries..............       6             1            --         7
Losses charged..........     (78)          (24)          (15)     (117)
                            ----          ----          ----     -----
Balance at December 31,
 1994...................      49            28             8        85
Additions charged to
 operations.............      40            --            --        40
Recoveries..............       1             1            --         2
Losses charged..........     (38)           (4)           --       (42)
Sale of subsidiary......      --            (3)           --        (3)
Reallocations...........      (4)           (5)            9        --
                            ----          ----          ----     -----
Balance at December 31,
 1995...................      48            17            17        82
Additions charged to
 operations.............      51             8            11        70
Recoveries..............       8            --            --         8
Losses charged..........     (43)           (5)          (19)      (67)
                            ----          ----          ----     -----
Balance at December 31,
 1996...................    $ 64          $ 20          $  9     $  93
                            ====          ====          ====     =====

  During 1992 and into 1993, California experienced an economic recession, fueled in particular by defense industry cutbacks, that was both the broadest and deepest in more than 50 years. During the latter part of 1993 and through 1996, California has experienced a modest economic recovery, with marginal improvement in many areas of California. The reductions in the GVA from December 31, 1991, to December 31, 1996, generally reflect the impact of the improving California economy and the reduction of risk inherent in the loan portfolio and overall balance sheet.

  During each period, Coast adjusts the balance of the GVA to a level believed appropriate based on available information with respect to economic and other factors, and the changing credit risk profiles of its assets and off-balance sheet items. During 1994 Coast experienced losses on residential real estate mortgage loans that exceeded the beginning of the year balance of the related portion of the GVA, primarily as a result of two factors described below--the January 1994 earthquake and the 1994 elimination of certain recourse liability. While Coast believes it has adequately provided for potential credit loss exposure based on current conditions and the information currently available to it, deterioration of economic conditions or other circumstances could result in a need for Coast to record additional loss provisions.

  1994 Earthquake--During 1994 the greater Los Angeles area experienced a significant earthquake, one result of which was the necessity for Coast to provide $15 million of additional GVA for the resulting losses. This portion of the GVA was subsequently charged off in its entirety.

  Elimination of certain recourse liability--During 1994, Coast exercised its option to eliminate the recourse liability associated with $977 million of multifamily loans that had been securitized into FNMA pools. The results of this transaction included the following: (i) Coast eliminated all future exposure to credit losses (write-downs and holding costs) related to the loans and foreclosed real estate owned, relinquished the related spread account asset and reduced the GVA allocated to such exposure by $20 million,
(ii) Coast recorded an increase in its provision for losses of approximately $6 million, and (iii) Coast wrote off approximately $10 million of its excess mortgage servicing rights, with such write-off, entitled Elimination of Excess Mortgage Servicing Rights, included as a reduction of noninterest income in the accompanying Consolidated Statement of Operations.

  Net loans charged off as a percentage of average loans outstanding were .71%, .68%, 1.77%, 1.57% and .78% for the years ended December 31, 1996, 1995,
1994, 1993 and 1992, respectively. The 1994 net loan charge-offs and their percentage of average loans were greater than those recorded in other years due to the factors noted above. For additional information on valuation allowances, see "Nonperforming Assets", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Nonperforming Assets" and Note 3 of Notes to Consolidated Financial Statements.

CREDIT CONCENTRATION AND LETTERS OF CREDIT

  At December 31, 1996, Coast had letters of credit outstanding aggregating $377.6 million. The letters of credit were issued primarily in 1984 and 1985 to enhance the rating of housing revenue bonds issued to finance the construction of multifamily residential projects developed by CoastFed Properties and owned by various limited partnerships. In these transactions, the proceeds of the respective housing revenue bond issues were loaned by the bond trustees to the limited partnerships to finance the respective projects. At December 31, 1996, the loan payable to the housing bond trustee associated with one of the letters of credit issued to the respective borrower was in default. Coast has installed a court-appointed receiver to manage the property. If the default is not remedied by the borrower and Coast forecloses on the property, it would become a component of Coast's foreclosed real estate owned and would increase nonperforming assets by approximately $15 million.

  Coast's largest concentration of credit at December 31, 1996, was to five limited partnerships all of which are affiliates of Lehman Brothers, Inc. At that date, $241.0 million of collateralized direct pay letters of credit were outstanding in connection with housing revenue bonds used to finance multifamily residential properties owned by these partnerships.

  Coast receives periodic fees for providing the letters of credit supporting the housing revenue bonds represented by the positive difference, if any, between the rates of interest paid to the bondholders and the rates of interest received from the owners of the various projects. The rates of interest on the tax-exempt housing revenue bonds are reset each week. In the event the rates of interest on the bonds were to exceed the rates of interest on the respective notes, Coast would pay the difference and would not, therefore, receive the periodic fee income described above. These letters of credit fees amounted to $2.4 million, $5.9 million and $9.2 million in 1996, 1995 and 1994, respectively, and are included in other noninterest income in the accompanying consolidated statement of operations. The decrease of $3.5 million from 1995 to 1996 in servicing fee income related to housing bonds resulted primarily from management's decision to defer recognition of a portion of such fee income for the last half of 1996.

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

NONPERFORMING ASSETS

  Coast defines nonperforming assets to include foreclosed real estate owned, Nonaccrual Loans, and Modified Loans. The following table sets forth the components of nonperforming assets at the dates indicated.

                                         DEC.    DEC.    DEC.    DEC.    DEC.
                                         31,     31,     31,     31,     31,
                                         1996    1995    1994    1993    1992
                                        ------  ------  ------  ------  ------
                                              (DOLLARS IN MILLIONS)
Foreclosed real estate owned........... $   41  $   32  $   44  $  101  $  161
Nonaccrual Loans.......................     83      81      97     117     157
Modified Loans.........................    --      --        1       2       1
                                        ------  ------  ------  ------  ------
Total nonperforming assets............. $  124  $  113  $  142  $  220  $  319
                                        ======  ======  ======  ======  ======
Total assets........................... $8,705  $8,252  $8,197  $8,095  $8,352
                                        ======  ======  ======  ======  ======
Ratio of total nonperforming assets to
 total assets..........................   1.43%   1.37%   1.73%   2.72%   3.82%
                                        ======  ======  ======  ======  ======

  The following table highlights certain overall ratios with respect to Coast's GVA as of the dates indicated.

                                                        AS OF DECEMBER 31,
                                                     ----------------------------
                                                     1996  1995  1994  1993  1992
                                                     ----  ----  ----  ----  ----
     GVA to Nonaccrual Loans........................ 112%  101%   88%  103%   89%
     GVA to nonperforming assets....................  75    73    60    55    44

  Management believes the historical progress in reducing nonperforming assets is generally attributable to the marginally improved economy in California, the now generally stabilized property values in Coast's primary market areas, the diminished risk profile of the overall loan portfolio, and the continued adherence to management's policy of aggressively resolving delinquencies and disposing of foreclosed real estate owned. In that the incidence of delinquencies and foreclosures is influenced by many variables, there can be no assurance that Coast will not experience increased levels of nonperforming assets, despite the widely-publicized improvement in the economic outlook for California.

  The following table sets forth the components of nonperforming assets as of December 31, 1996.

                                                                      PERCENT
                                                                   NONPERFORMING
                                                                     ASSETS OF
     NONPERFORMING ASSETS                               TOTAL          TOTAL
     --------------------                           -------------- -------------
                                                    (IN THOUSANDS)
     Nonaccrual Loans:
       Single family residential...................    $ 56,740         45.7%
       Multifamily residential.....................      19,295         15.6
       Commercial and other........................       6,769          5.4
                                                       --------        -----
                                                         82,804         66.7
     Foreclosed real estate owned:
       Single family residential...................      22,708         18.3
       Multifamily residential.....................       6,324          5.1
       Commercial and other........................      12,227          9.9
                                                       --------        -----
                                                         41,259         33.3
                                                       --------        -----
     Total nonperforming assets....................    $124,063        100.0%
                                                       ========        =====

SUBSIDIARIES

 Insurance and Investment Services

  Coast Fed Services ("CFS"), a wholly owned subsidiary of Coast, provides hazard and other insurance and investment products as an agent for insurers and mutual funds, and also provides a range of trustee services, including acting as trustee on deeds of trust held by Coast. CFS reported pretax earnings of $11.4 million and $11.0 million for the years ended December 31, 1996 and 1995, respectively, which results include commissions earned on investment, insurance and related products of $13.1 million and $12.7 million, respectively. For segment reporting related to CFS, see Note 18 of Notes to Consolidated Financial Statements.

 Asset-Based Lending

  On September 30, 1995, Coast terminated its asset-based lending activity through the sale of its former subsidiary, CBCC. At the date of sale, CBCC had a loan portfolio of $135.8 million. The consolidated statement of operations for the year ended December 31, 1995, includes a pretax gain of $7.5 million resulting from the sale of CBCC.

OTHER INVESTMENTS

  In addition to loans and MBS, Coast invests in other securities. These investments, a majority of which have maturities of less than ninety days, satisfy regulatory requirements that Coast maintain minimum average balances of liquid assets and also serve to fund ordinary operations. Such investments are summarized in the following table as of the dates indicated.

                                                  DECEMBER 31,
                                  ---------------------------------------------
                                       1996            1995           1994
                                  --------------- -------------- --------------
                                  CARRYING  FAIR  CARRYING FAIR  CARRYING FAIR
                                   VALUE   VALUE   VALUE   VALUE  VALUE   VALUE
                                  -------- ------ -------- ----- -------- -----
                                                  (IN MILLIONS)
Federal funds sold and other
 short term investments:
 Qualifying for regulatory
  liquidity:
  Repurchase agreements..........  $100.0  $100.0  $ --    $ --   $ --    $ --
  Federal funds sold.............    94.0    94.0   28.0    28.0    --      --
                                   ------  ------  -----   -----  -----   -----
                                    194.0   194.0   28.0    28.0    --      --
                                   ------  ------  -----   -----  -----   -----
 Not qualifying for regulatory
  liquidity:
  Commercial paper...............     4.8     4.8    2.4     2.4    2.4     2.4
                                   ------  ------  -----   -----  -----   -----
  Federal funds sold and other
   short term investments........   198.8   198.8   30.4    30.4    2.4     2.4
                                   ------  ------  -----   -----  -----   -----
Investment securities:
 Qualifying for regulatory
  liquidity:
  U.S. Treasury securities.......     --      --     --      --     4.8     4.8
                                   ------  ------  -----   -----  -----   -----
 Not qualifying for regulatory
  liquidity:
  Commercial paper, custodial....    24.6    24.6   24.3    24.3   32.6    32.6
  Repurchase agreements,
   custodial.....................     2.3     2.3    3.4     3.4    --      --
  Other marketable securities,
   custodial.....................      .4      .4     .4      .4     .1      .1
                                   ------  ------  -----   -----  -----   -----
                                    27.3     27.3   28.1    28.1   32.7    32.7
                                   ------  ------  -----   -----  -----   -----
  Investment securities..........    27.3    27.3   28.1    28.1   37.5    37.5
                                   ------  ------  -----   -----  -----   -----
                                   $226.1  $226.1  $58.5   $58.5  $39.9   $39.9
                                   ======  ======  =====   =====  =====   =====

  As of December 31, 1996, the weighted average yield on the short-term investment securities listed above was 6.12%.

  The carrying and fair values of long-term investment securities are shown in the following table at the dates indicated.

                                                   DECEMBER 31,
                                   --------------------------------------------
                                        1996           1995           1994
                                   -------------- -------------- --------------
                                   CARRYING FAIR  CARRYING FAIR  CARRYING FAIR
                                    VALUE   VALUE  VALUE   VALUE  VALUE   VALUE
                                   -------- ----- -------- ----- -------- -----
                                                  (IN MILLIONS)
Qualifying for regulatory
 liquidity:
 U.S. Agency securities:
  Held to maturity................  $ 4.0   $ 4.0  $ --    $ --   $ --    $ --
 U.S. Treasury Securities:
  Held to maturity................    --      --    40.3    40.5   40.7    39.8
                                    -----   -----  -----   -----  -----   -----
                                      4.0     4.0   40.3    40.5   40.7    39.8
Not qualifying for regulatory
 liquidity:
 States of the U.S. and political
  subdivisions thereof:
  Held to maturity................    3.5     3.7    3.6     3.7    3.7     3.7
 Other marketable securities:
  Held to maturity................    1.0     1.0     .8      .8     .6      .6
                                    -----   -----  -----   -----  -----   -----
                                      4.5     4.7    4.4     4.5    4.3     4.3
                                    -----   -----  -----   -----  -----   -----
                                    $ 8.5   $ 8.7  $44.7   $45.0  $45.0   $44.1
                                    =====   =====  =====   =====  =====   =====

  Following is a table which describes the amounts of Coast's long-term investment securities which mature in the periods indicated, and their weighted average yields as of December 31, 1996.

                                                                     WEIGHTED
     REMAINING MATURITY                                 AMOUNT     AVERAGE YIELD
     ------------------                              ------------- -------------
                                                     (IN MILLIONS)
     Within one year................................     $1.0          7.00%
     After one through two years....................      4.0          6.36
     After ten years................................      3.5          7.21
                                                         ----          ----
                                                         $8.5          6.79%
                                                         ====          ====

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

 Deposits

  Coast's primary source of funds is retail deposits obtained through its 90 retail banking offices. Coast attracts deposits from the general public and offers a wide assortment of accounts and rates. Coast offers checking accounts, various money market accounts, fixed interest rate certificates with varying maturities and individual retirement and Keogh retirement accounts.

  Another potential source of funding is broker-originated deposits, although in recent years Coast has not utilized such deposits as interest rates on them have been higher than on comparable retail deposits and alternative wholesale sources of funds. At December 31, 1996 Coast's residential broker-originated deposits totaled $30.6 million.

  The variety of deposit accounts offered by Coast has allowed it to be competitive in obtaining retail funds and has allowed it to mitigate the effect of disintermediation (the flow of funds away from depository institutions and into alternative investments such as mutual funds and money market accounts, as well as into direct investment vehicles including government and corporate securities). However, Coast has become more subject to short-term fluctuations in deposit flows in recent years as customers have become more interest rate sensitive. The ability of Coast to attract and retain deposits and to minimize its cost of funds has been and will continue to be significantly affected by money market conditions. The following table sets forth Coast's deposit flows during the periods indicated.

                                  FOR THE YEAR ENDED DECEMBER 31, 1996
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                             (IN MILLIONS)
Deposits..................... $ 16,796  $ 14,758  $ 13,922  $ 12,146  $ 12,269
Withdrawals..................  (16,810)  (14,693)  (14,128)  (12,521)  (13,172)
                              --------  --------  --------  --------  --------
  Net cash deposits flow.....      (14)       65      (206)     (375)     (903)
Accounts obtained through
 acquisitions of branches....      --        149       --        --        --
Accounts disposed of through
 sales of branches...........      --       (209)      --        (35)     (314)
Interest credited............      247       239       177       182       253
                              --------  --------  --------  --------  --------
  Net increase (decrease) in
   deposits.................. $    233  $    244  $    (29) $   (228) $   (964)
                              ========  ========  ========  ========  ========

  The following table shows the amounts of Coast's deposits by type of account at the dates indicated.

                                              DECEMBER 31,
                         ------------------------------------------------------
                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
                                             (IN THOUSANDS)
Demand:
  Checking accounts..... $  782,416 $  632,025 $  464,321 $  448,325 $  475,170
                         ---------- ---------- ---------- ---------- ----------
Savings:
  Money market..........    621,410    666,019    866,569  1,186,787  1,760,187
                         ---------- ---------- ---------- ---------- ----------
Time:
  Currently offered:
    Less than 90-day....      3,260      9,551     19,471     29,331     62,837
    90-day..............     11,342     21,158     35,424     74,628    202,155
    Six-month...........     98,375     76,050    238,496  1,465,925    561,196
    Seven-month.........  2,297,414  1,689,716  1,324,501     94,878    138,010
    Eight-month.........     24,907     74,831    458,358     63,620    129,456
    Nine-month..........     17,468     34,754    213,575    915,276    129,298
    Ten-month...........    115,264    670,174     38,959        --         --
    One-year and
     fourteen-month.....  1,743,239  1,433,381  1,080,919    295,336    923,709
    Eighteen-month and
     two-year...........    299,827    412,105    686,503    777,703  1,284,973
    Three-year..........     26,935     39,478     89,915    139,329    130,895
    Four-year...........     17,101     23,689     32,665     54,684     37,305
    More than four-year.    261,453    280,739    281,723    293,285    230,506
    Public agency
     deposits...........        --         100        297      4,150        642
    Broker-originated...     30,570     34,724     40,874     55,290     60,369
                         ---------- ---------- ---------- ---------- ----------
                          4,947,155  4,800,450  4,541,680  4,263,435  3,891,351
                         ---------- ---------- ---------- ---------- ----------
  Discontinued products:
    Less than one-year..        828      1,676      4,099      6,728      3,528
    One-year to two-
     year...............        300        500      2,817      2,503      5,370
    Over two-year to
     four-year..........        405        350        195        501        377
    Over four years.....      3,934     22,452        127        280        147
                         ---------- ---------- ---------- ---------- ----------
                              5,467     24,978      7,238     10,012      9,422
                         ---------- ---------- ---------- ---------- ----------
      Total time........  4,952,622  4,825,428  4,548,918  4,273,447  3,900,773
                         ---------- ---------- ---------- ---------- ----------
                         $6,356,448 $6,123,472 $5,879,808 $5,908,559 $6,136,130
                         ========== ========== ========== ========== ==========

  The following table sets forth the amounts of deposits as of the dates indicated by interest rate categories.

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
     0.00- 1.99%.......................................  $  520  $  480  $  489
     2.00- 2.99%.......................................     339     398     606
     3.00- 3.99%.......................................     608     574   1,193
     4.00- 4.99%.......................................     550   1,442   1,780
     5.00- 5.99%.......................................   4,083   2,358   1,263
     6.00- 6.99%.......................................     135     723     414
     7.00-10.99%.......................................     121     148     135
                                                         ------  ------  ------
                                                         $6,356  $6,123  $5,880
                                                         ======  ======  ======
     Weighted average interest rate....................    4.59%   4.67%   4.15%
                                                         ======  ======  ======

  The following table presents the amount of deposits by interest rate categories at December 31, 1996, which mature during the periods indicated.

                                                   ACCOUNTS WHICH MATURE IN
                                              ----------------------------------
                                                                    AFTER
                                               1997  1998 1999 2000 2000  TOTAL
                                              ------ ---- ---- ---- ----- ------
                                                        (IN MILLIONS)
     0.00- 1.99%............................. $  520 $--  $--  $--  $--   $  520
     2.00- 2.99%.............................    339  --   --   --   --      339
     3.00- 3.99%.............................    608  --   --   --   --      608
     4.00- 4.99%.............................    533   15    1    1  --      550
     5.00- 5.99%.............................  3,764  293   18    5    3   4,083
     6.00- 6.99%.............................     87   22   13    7    6     135
     7.00-10.99%.............................     52   20   10    3   36     121
                                              ------ ---- ---- ---- ----  ------
                                              $5,903 $350 $ 42 $ 16 $ 45  $6,356
                                              ====== ==== ==== ==== ====  ======

  The following table sets forth the amounts of deposits with balances greater than or equal to $100,000 by remaining term to maturity as of December 31, 1996.

     REMAINING TERM TO MATURITY (IN MONTHS)                           AMOUNT
     --------------------------------------                           ------
                                                                   (IN MILLIONS)
     Three or less................................................    $  496
     Over three to six............................................       341
     Over six to twelve...........................................       286
     Over twelve..................................................        91
                                                                      ------
                                                                      $1,214
                                                                      ======

 Borrowings and Other Financing Transactions

  Other potential sources of funds available to Coast include a line of credit with the FHLB of San Francisco, reverse repurchase agreements and, if other sources are not available, direct access to borrowings from the Federal Reserve System. In addition, Coast has access to the capital markets for issuing debt or equity securities; however, such access can be limited from time to time by various external factors including market conditions, Coast's credit ratings and general economic conditions.

  At December 31, 1996, FHLB advances were $1.10 billion, and the amount of additional credit available from the FHLB was $1.39 billion.

  The reverse repurchase agreements used by Coast involve the sale of securities owned by Coast with a commitment to repurchase the same securities at a predetermined price at a future date, typically within three months from the date of the initial sale. These transactions are borrowings collateralized by the securities sold and are included as other borrowings in Coast's consolidated statement of financial condition. See Note 8 of Notes to Consolidated Financial Statements.

  At December 31, 1996, Coast had capital notes outstanding with a face amount of $57.5 million due in 2002, and the Company had senior notes outstanding with a face amount of $57.5 million due in 2000. The capital notes are redeemable at the option of Coast, in whole or in part, after December 31, 1997, and the senior notes are redeemable at the option of the Company, in whole or in part, after April 1, 1998.

  At December 31, 1996, Coast had pledged $3.6 billion of loans receivable, MBS, and FHLB of San Francisco stock to secure its advances from the FHLB of San Francisco and other borrowings. See Note 8 of Notes to Consolidated Financial Statements. Changes in the collateralization levels due to changes in market interest rates or other factors could require Coast to add collateral to secure its outstanding borrowings.

  The following table sets forth certain information with respect to Coast's borrowings at the dates indicated.

                                               DECEMBER 31,
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
FHLB advances (1).......  $1,104,200  $  804,250  $  954,450  $  704,200  $1,094,950
Reverse repurchase
 agreements (1).........     418,789     546,153     714,689     742,196     401,478
Federal funds purchased
 (1)....................     149,466     110,120      19,822      80,581      58,513
Capital notes...........      55,997      55,746      55,495      55,244     112,577
Senior notes............      56,532      56,227      55,922      55,616         --
Convertible subordinated
 debentures.............         --          --          --          --          593
Other...................      18,734      20,840      19,183      19,544      35,837
                          ----------  ----------  ----------  ----------  ----------
  Total borrowings......  $1,803,718  $1,593,336  $1,819,561  $1,657,381  $1,703,948
                          ==========  ==========  ==========  ==========  ==========
Weighted average
 interest rate..........        5.91%       6.28%       6.47%       4.61%       5.42%
                          ==========  ==========  ==========  ==========  ==========

--------
(1) The period-end amounts are not necessarily reflective of Coast's activity in these borrowings during the periods.

  Certain information with respect to Coast's significant borrowings is set forth below.

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN MILLIONS)
FHLB Advances:
  Balance......................................... $1,104.2  $  804.3  $  954.5
  Average amount outstanding (1)..................    757.0     881.7     808.7
  Maximum amount outstanding (2)..................  1,104.2   1,190.1   1,059.5
  Weighted average rate:
    At end of year................................     5.51%     6.04%     6.19%
    During year (1)...............................     5.66      6.31      5.30
Reverse repurchase agreements:
  Balance......................................... $  418.8  $  546.2  $  714.7
  Average amount outstanding (1)..................    650.7     856.7     668.1
  Maximum amount outstanding (2)..................    959.9   1,123.3     766.0
  Weighted average rate:
    At end of year................................     5.40%     5.80%     6.05%
    During year (1)...............................     5.39      5.97      4.42
Federal funds purchased:
  Balance......................................... $  149.5  $  110.1  $   19.8
  Average amount outstanding (1)..................    144.1      70.6      62.8
  Maximum amount outstanding (2)..................    202.7     110.1      96.0
  Weighted average rate:
    At end of year................................     6.39%     5.37%     5.06%
    During year (1)...............................     5.70      6.08      4.31

--------
(1) Weighted average based upon end of month balances and rates.
(2) Based upon end of month balances.

COMPETITION

  Coast faces significant competition both in its lending activities and in attracting deposits. Competition in originating loans comes primarily from other savings banks, savings and loan associations, commercial banks and mortgage bankers. Coast competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, and the quality of services it provides borrowers.

  Coast faces substantial competition for deposits from other savings banks, savings and thrift institutions, commercial banks, money market mutual funds, credit unions and others providing alternative investment opportunities. The ability of Coast to attract and retain deposits depends on its ability to provide an investment opportunity meeting the requirements of investors as to rate of return, liquidity, risk and other factors. Coast attracts deposits through its retail banking offices primarily from the communities in which such offices are located. Coast competes for deposits by offering a variety of deposit accounts at competitive rates, maintaining convenient business hours at its retail banking offices, offering telephonic banking services, and providing automated teller machines at its retail banking offices and selected other locations which provide 24-hour banking facilities for the convenience of its customers.

  Many states, including California, have adopted legislation which permits, subject to various conditions and restrictions, banking on an interstate basis. Additionally, federal legislation enacted in 1994 eliminates certain federal restrictions, and preempts certain state law restrictions, on interstate banking by banks. Certain key provisions of this legislation do not become effective until June 1997. With the advent of interstate branching, competitors of Coast may be able to conduct extensive interstate banking operations and thereby gain competitive advantages. In addition, the OTS has removed prior regulatory restrictions on the branching authority of federal savings institutions and now permits nationwide branching by institutions meeting certain capital and other requirements.

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

 Federal Home Loan Bank System

  As a member of the FHLB System, Coast is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in a minimum amount determined at the end of each year based on the greatest of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, (ii) 5% of its outstanding borrowings and letters of credit from the FHLB, or (iii) 0.3% of its total assets. Coast was in compliance with this requirement, with an investment of $90.9 million in FHLB of San Francisco stock at December 31, 1996.

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

  Each FHLB is required to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the entity established to raise funds to resolve troubled thrift cases, to fund the principal and a portion of the interest on bonds issued by the REFCORP and certain other obligations. In addition, each FHLB is required to transfer a percentage of its annual net earnings, now 10%, to fund an affordable housing program mandated by applicable federal law. During 1996, 1995 and 1994, Coast recorded dividend income of $5.2 million, $4.5 million and $3.3 million, respectively, on its FHLB of San Francisco Stock.

 Insurance of Accounts

  The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"). The SAIF insures the deposits of savings institutions that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

  Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC implemented a risk-based federal deposit insurance premium system under which savings institutions were previously assigned a deposit insurance premium rate ranging from 0.23% to 0.31%. Coast paid $16.8 million, $17.3 million and $16.4 million in deposit insurance premiums to the SAIF in 1996, 1995 and 1994, respectively.

  During the third quarter of 1996, federal legislation was enacted which, among other things, recapitalized the SAIF through a one-time special assessment for SAIF members, such as Coast. The special assessment was at an assessment rate of .657% on Coast's assessment base as of March 31, 1995. Coast recorded a one-time charge of $42.0 million for the special assessment. The federal legislation also provided that, beginning January 1, 1997, the same risk-based assessment schedule applies to both SAIF members and BIF members-- $0.00 to $0.27 per $100 of deposits. The recapitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for most SAIF-insured institutions, including Coast.

  Additionally, the new federal legislation enacted in the third quarter of 1996 provides for full pro rata sharing by all federally-insured institutions by January 1, 2000, of the obligation, now borne entirely by SAIF-insured institutions, to pay the interest on the bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. Beginning on January 1, 1997 through January 1, 2000 (or January 1, 1999 if the bank and savings institution charters are then merged), FICO premiums for the BIF and SAIF insured deposits are $0.013 and $0.064 per $100 of deposits, respectively. The legislation provides for the merger of the BIF and the SAIF on January 1, 1999, into a newly created Deposit Insurance Fund, provided that the bank and savings association charters are combined by that date. If the charters have been merged and the Deposit Insurance Fund created, pro rata FICO premium sharing will begin on January 1, 1999.

  On August 20, 1996, the President signed the Small Business Job Protection Act (the "Act") into law. The Act contains a number of provisions affecting financial institutions including the repeal of the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. Coast will be required to recapture its "applicable excess reserves", which are its federal tax bad debt reserves in excess of the base year reserve amount described below. Coast will include one-sixth of its applicable excess reserves in taxable income in each year from 1996 through 2001. As of December 31, 1995, Coast had approximately $6.0 million of "applicable excess reserves." As of December 31, 1996, Coast had fully provided for the tax related to this recapture. The base year reserves will continue to be subject to recapture, and Coast could be required to recognize a tax liability if: (i) Coast fails to qualify as a "bank" for federal income tax purposes; (ii) certain distributions are made with respect to the stock of the bank; (iii) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (iv) there is a change in tax law. The enactment of this legislation is expected to have no material impact on Coast's operations or financial position.

  In accordance with SFAS No. 109, "Accounting for Income Taxes", a deferred liability has not been established for the tax bad debt base year reserves of Coast. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionately for reductions in Coast's loan portfolio since that date. At December 31, 1996, the amount of those reserves was approximately $103 million. The amount of the unrecognized deferred tax liability at December 31, 1996, was approximately $36 million. This deferred tax liability could be recognized in the future under the conditions described in the preceding paragraph.

 Liquidity

  Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. Coast's liquidity and short-term liquidity ratios for the calculation period ended December 31, 1996, were 5.13% and 4.61%, respectively, which exceeded the applicable requirements.

 Community Reinvestment Act

  The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Coast was rated "outstanding" in its most recent CRA examination.

 Classification of Assets

  Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard", "doubtful" or "loss" if warranted. Adequate valuation allowances for loan losses, consistent with generally accepted accounting principles, are required to be established for assets classified as "substandard" or "doubtful." If an asset is classified as "loss," the institution must either charge it off or establish a specific allowance for loss in an amount equal to the amount classified as "loss." An asset which currently does not warrant classification as "substandard" but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." The institution's OTS District Director has the authority to approve, disapprove or modify any asset classification and any amounts established as allowances for loan losses.

 Regulatory Capital Requirements

  General Capital Requirements. Federal law and the regulatory capital provisions of the OTS regulations promulgated thereunder (the "Capital Regulations") established three capital requirements--a "core capital requirement" (referred to as the "leverage limit" in the Capital Regulations), a "tangible capital requirement" and a "risk-based capital requirement." The capital standards established by the OTS are required, with certain exceptions, to be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case by case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

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

  The Capital Regulations substantially changed the capital requirements for asset sales with recourse or the retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold. Essentially, the Capital Regulations treat asset sales with recourse as if they had not occurred, and generally require a savings institution to maintain capital against the entire amount of assets sold with recourse, even if the recourse is for less than the full amount of assets sold, with one limited exception. The exception is that assets sold with recourse with respect to which the recourse percentage is less than the applicable risk-based capital requirement are not included in risk-weighted assets; however, capital is required to be maintained in an amount equal to such recourse amount. A savings institution's retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold is treated in the same manner as an asset sale with recourse. As of December 31, 1996, the outstanding principal balances of loans Coast had sold with recourse or subordination totaled $359.4 million, and the amount of capital required to be maintained against such off-balance sheet items was $19.0 million, which included $.9 million determined based on recourse amounts representing recourse percentages which are less than the applicable risk-based capital percentage, and $18.1 million determined by applying the applicable risk-based capital percentage to the risk-weighted principal balance of the respective loans sold with recourse. The federal banking regulatory authorities and the OTS are currently considering revising the definition and treatment of recourse for purposes of the risk-based capital requirement. There can be no assurance that any new rules ultimately adopted will not be more restrictive than the recourse-related provisions of the current Capital Regulations or that then-existing transactions will be "grandfathered" under any new rules.

  The Capital Regulations state that OTS regulated institutions are required to maintain additional risk-based capital equal to one-half of the amount by which the decline in the institution's "net portfolio value" that would result from a hypothetical 200 basis point increase or decrease in interest rates exceeds 2% of the estimated "economic value" of its assets. The one exception to this general rule is that if the three-month Treasury bond equivalent yield falls below 4%, an institution would measure the hypothetical downward change at one-half of that Treasury yield. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash flows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Both the "net portfolio value" and the "economic value" include, as specified in the regulation, the book value of assets and liabilities that are not interest rate sensitive. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk and, based on Coast's balance sheet as of December 31, 1996, there would be no increase in Coast's minimum capital requirement as of that date. The OTS has to date deferred implementation of this regulation.

  The risk-based capital rules of the OTS, FDIC and other federal banking agencies provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (i) significant exposure to concentration of credit risk such as risks from high interest rates, prepayments, significant off-balance sheet items or risks arising from nontraditional activities, (ii) that the institution is not adequately managing these risks, or (iii) significant exposure to market risk. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

  On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association ("Central") from the FSLIC in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. FIRREA eliminated the FSLIC and replaced it (and the Federal Home Loan Bank Board) for supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill and not included as capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. In three cases with similar contractual issues, the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. On July 8, 1996, the United States Supreme Court affirmed the Court of Federal Claims ruling in these cases (the "Winstar Decision"). Coast has pending with the Court of Federal Claims a motion for partial summary judgment with respect to the issue of liability of the federal government for breach of the contractual agreement with the FSLIC. In the event that the Court of Federal Claims grants such motion in accordance with the Winstar Decision, the Court of Federal Claims must then determine the amount of damages owing to Coast. No prediction can be made as what damages might be awarded to Coast. See Item 3. "Legal Proceedings" for additional information concerning Coast's lawsuit.

  The following table reflects, in both dollars and ratios, Coast's regulatory capital position as of December 31, 1996, as well as the requirements at that date.

                                                        ACTUAL       REQUIRED
                                                     ------------  ------------
                                                     AMOUNT RATIO  AMOUNT RATIO
                                                     ------ -----  ------ -----
                                                       (DOLLARS IN MILLIONS)
   Risk-based.......................................  $584  10.87%  $430  8.00%
   Core.............................................   461   5.33    259  3.00
   Tangible.........................................   461   5.33    130  1.50

  See Note 11 of Notes to Consolidated Financial Statements for additional regulatory capital amounts and ratios.

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

  Prompt Corrective Action. FDICIA contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." These provisions expand the powers and duties of the OTS and the FDIC and expressly authorize, or in many cases direct, regulatory intervention at an earlier date than was previously the case.

  The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) a savings institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) a savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions);
(iii) a savings institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8% or has either a Tier 1 risk-based or a core capital ratio that is less than 4%; (iv) a savings institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3%; and (v) a savings institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade a savings institution from "well capitalized" to "adequately capitalized", or to subject an "adequately capitalized" or "undercapitalized" savings institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1996 and 1995, Coast's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

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

  Under FDICIA, the OTS must place a "critically undercapitalized," institution in conservatorship or receivership within 90 days after it becomes "critically undercapitalized" or take such other actions as the OTS, with the concurrence of the FDIC, deems appropriate. In addition, the institution must comply with the restrictions described above and must discontinue, beginning 60 days after becoming critically undercapitalized, any payment of principal and interest on its subordinated debt unless the FDIC determines that an exception to this provision would further the purposes of FDICIA. The FDIC is authorized to restrict the activities of any critically undercapitalized institution and to prohibit such an institution, without the FDIC's prior written approval, from: (i) entering into any material transaction other than in the usual course of business; (ii) engaging in any covered transaction (as defined in Section 23A(b) of the Federal Reserve Act) with affiliates; (iii) paying excessive compensation or bonuses; and (iv) paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas.

 Qualified Thrift Lender Test

  Under the qualified thrift lender ("QTL") test, as revised by FDICIA, a savings institution generally is required to invest at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, and small business loans, credit card loans and student loans. At December 31, 1996, Coast's qualified thrift investments were approximately 90% of portfolio assets, calculated on a monthly average, rolling 12-month "look-back" basis as prescribed in the applicable regulations. A savings institution's failure to remain a QTL may result in: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends.

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

  An institution that meets its fully phased-in capital requirements is permitted to make capital distributions during a calendar year of up to the greater of (i) 100% of its net income during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year (the amount by which the institution's actual capital exceeded its fully phased-in capital requirement at that date) and (ii) 75% of its net income over the most recent four-quarter period. An institution that meets its current minimum capital requirements but not its fully phased-in capital requirements may make capital distributions up to 75% of its net income over the most recent four-quarter period, as reduced by the amounts of any capital distributions previously made during such period. An institution that does not meet its minimum regulatory capital requirements immediately prior to, or on a pro forma basis after giving effect to, a proposed capital distribution is not authorized to make any capital distributions unless it receives prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan. As of December 31, 1996, Coast met its minimum capital requirements.

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

 Lending Standards

  The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by individual institutions' boards of directors should not exceed levels set forth in the Interagency Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for loans secured by improved property other than owner-occupied single family residences. No limit is set for loans secured by owner-occupied single family residence loans, but the Interagency Guidelines state that such loans exceeding a 90% loan-to-value ratio should have private mortgage insurance or some form of credit enhancement. The Interagency Guidelines further permit a limited amount of loans that do not conform to these criteria. Coast has adopted lending policies in accordance with the Interagency Guidelines, and requires private mortgage insurance for single family loans with a loan-to-value ratios higher than 80%.

TAXATION

 General

  Federal Income Tax. On August 20, 1996, the President signed the Small Business Job Protection Act (the "Act"), under which "large" thrifts ($500 million or more in assets) will be required to use the specific charge-off method to compute their bad debt deductions for tax years beginning after 1995. Under prior law a savings institution that met certain definitional tests relating to the composition of its assets and the sources of its income (a "Qualifying Savings Institution") was permitted to establish reserves for bad debts and to make annual additions thereto under the experience method ("Experience Deduction") which qualified as deductions from taxable income. Alternatively, a Qualifying Savings Institution could have elected annually to compute its deduction for allowable additions to its bad debt reserves on qualifying real property loans as a percentage of taxable income before such deductions ("Percentage Deduction"), regardless of its actual bad debt experience, subject to certain limitations based upon the amount of its deposits and qualifying real property loans.

  The availability of the Percentage Deduction, 8% of taxable income prior to repeal by the Act, had permitted qualifying savings institutions or thrifts to be taxed at a lower effective federal income tax rate (32.2%) than that generally applicable to corporations (35%), for tax years beginning prior to 1996. For the period from 1981 through 1995, however, Coast claimed Experience Deductions since this method was more favorable.

  The Act also requires a thrift to include in income its "applicable excess reserves," which are the excess of federal tax bad debt reserves at December 31, 1995, over its base year reserve amount. The base year reserve is generally the balance of reserves as of December 31, 1987, reduced proportionately for reductions in Coast's loan portfolio since that date. Coast will include one-sixth of its applicable excess reserves in taxable income in each year from 1996 through 2001.

  If Coast's base year reserves are deemed to have been used for any purpose other than to absorb bad debt losses, such as for the payment of dividends in excess of its current and accumulated earnings and profits (as calculated for federal income tax purposes) or for the redemption of Coast's common stock, all or a portion of the amount so used, plus an amount equal to the tax attributable thereto, would be subject to federal income tax at the then applicable rates.

  Coast is also subject to an alternative minimum tax computed with respect to Coast's regular taxable income (with certain adjustments) as increased by its tax preference items, if such alternative minimum tax exceeds Coast's regular tax liability. The tax preferences common to savings institutions such as Coast include 75% of the excess of Coast's "adjusted current earnings" over its regular taxable income. For any taxable year in which its regular taxable income is fully offset by net operating loss carryforwards, Coast will incur an alternative minimum tax liability equal to approximately 2% of its alternative minimum taxable income.

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

  Examinations. Coast's federal income tax returns have been examined by the Internal Revenue Service through December 31, 1986, and by the California Franchise Tax Board through December 31, 1987. The Franchise Tax Board is currently examining the years 1988 through 1990. The Internal Revenue Service is currently examining the Company's tax returns for the years 1992 and 1993. The Company does not anticipate that the examinations will result in any material adverse effect on its financial condition or results of operations.

EMPLOYEES

  At December 31, 1996, Coast had approximately 1,465 full-time equivalent employees, none of whom was represented by a union or other collective bargaining group or agent. Coast believes its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  Coast owns 13 of its branch offices and its administrative offices. The remaining branch offices and the office building in which its executive offices are located are leased under leases which expire by the year 2033. Lease payments were $19.2 million in 1996 and $19.4 million in 1995. Coast's net investment in branch offices, premises, equipment and leaseholds was $95.0 million at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

  On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central from the FSLIC in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. FIRREA eliminated the FSLIC and replaced it (and the Federal Home Loan Bank Board) for supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. In three cases with similar contractual issues, the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. On July 8, 1996, the United States Supreme Court affirmed the Court of Federal Claims ruling in these cases (the "Winstar Decision"). Coast has pending with the Court of Federal Claims a motion for partial summary judgment with respect to the issue of liability of the federal government for breach of the contractual agreement with the FSLIC. In the event that the Court of Federal Claims grants such motion in accordance with the Winstar Decision, the Court of Federal Claims must then determine the amount of damages owing to Coast. No prediction can be made as what damages might be awarded to Coast.

  There are various actions pending against Coast or the Company but, in the opinion of management, the probable liability resulting from such suits is unlikely, individually or in the aggregate, to have a material effect on Coast or the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the New York and Pacific stock exchanges under the symbol "CSA." There were 3,803 stockholders of record at December 31, 1996. See Note 15 of Notes to Consolidated Financial Statements for information regarding the market price of the Company's common stock. The Company's ability to pay cash dividends primarily depends upon cash dividends it receives from Coast and is also subject to limitations based on liquidity and other factors set forth in the indenture relating to outstanding debt securities of the Company. Based on the level of liquid assets maintained by the Company as of December 31, 1996, and the aforementioned indenture restrictions, the Company had approximately $1.2 million available for dividend distributions at December 31, 1996. Coast's ability to pay cash dividends to the Company is subject to limitations contained in applicable federal regulations and to additional limitations based on earnings and other factors set forth in an indenture relating to outstanding debt securities of Coast. Under the most restrictive of these limitations, Coast had approximately $71.4 million available for distribution at December 31, 1996. In addition, payment of dividends in excess of Coast's accumulated earnings and profits as calculated for tax purposes (approximately $144 million at December 31, 1995) would have significant negative tax consequences to Coast. See Item 1. "Business--Regulation--Restrictions on Dividends and Other Capital Distributions" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity." The Company has paid no dividends to its stockholders since 1990 and does not anticipate paying dividends on its common stock in the foreseeable future. See
Note 10 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                 COAST SAVINGS FINANCIAL INC. AND SUBSIDIARIES
                   FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY

                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------
                             1996        1995       1994        1993        1992
                          ----------  ---------- ----------  ----------  ----------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FINANCIAL CONDITION
Total assets............  $8,704,952  $8,251,680 $8,196,517  $8,094,817  $8,351,826
Loans receivable,
 net(1).................   5,856,107   5,466,496  5,793,182   5,007,196   5,069,278
MBS(1)..................   2,043,270   2,171,801  1,733,728   1,972,301   2,216,901
Investment securities,
 short-term investments,
 federal funds sold and
 FHLB stock(1)..........     325,510     189,016    164,181     607,471     496,811
Goodwill................       6,238       7,332     11,504      12,927      13,841
Deposits................   6,356,448   6,123,472  5,879,808   5,908,559   6,136,130
FHLB advances and other
 borrowings.............   1,747,721   1,537,590  1,764,066   1,602,137   1,590,778
Capital notes and other
 subordinated debt......      55,997      55,746     55,495      55,244     113,170
Stockholders' equity(2).     424,531     417,434    375,214     393,568     325,745
                          ==========  ========== ==========  ==========  ==========
OPERATIONS
Net interest income.....  $  214,800  $  201,051 $  187,911  $  201,566  $  209,677
Provision for loan
 losses.................      70,000      40,000     75,000      61,000      46,000
                          ----------  ---------- ----------  ----------  ----------
 Net interest income
  after provision for
  loan losses...........     144,800     161,051    112,911     140,566     163,677
                          ----------  ---------- ----------  ----------  ----------
Noninterest income:
 Loan servicing fees and
  charges...............      12,671      13,518     15,231      19,155      21,306
 Gain on sale of
  subsidiary............         --        7,549        --          --          --
 Gain (loss) on sale of
  loans and securities..        (304)        116       (540)      6,653       7,539
 Other..................      37,738      36,436     28,233      34,485      35,824
                          ----------  ---------- ----------  ----------  ----------
                              50,105      57,619     42,924      60,293      64,669
                          ----------  ---------- ----------  ----------  ----------
Noninterest expense:
 General and
  administrative........     158,601     161,722    160,278     160,950     153,732
 SAIF special
  assessment............      41,978         --         --          --          --
 Real estate operations.       3,881       4,090     10,088      34,259      52,779
 Amortization of
  goodwill..............       1,094       1,221      1,424       1,413       1,467
                          ----------  ---------- ----------  ----------  ----------
                             205,554     167,033    171,790     196,622     207,978
                          ----------  ---------- ----------  ----------  ----------
 Earnings (loss) from
  continuing operations
  before income tax
  expense (benefit) and
  cumulative effect of
  change in accounting
  for income taxes......     (10,649)     51,637    (15,955)      4,237      20,368
Income tax expense
 (benefit)..............     (21,485)     18,835     (9,417)    (12,999)    (16,746)
                          ----------  ---------- ----------  ----------  ----------
 Earnings (loss) before
  cumulative effect of
  change in accounting
  for income taxes......      10,836      32,802     (6,538)     17,236      37,114
Cumulative effect of
 change in accounting
 for income taxes.......         --          --         --          --       10,914
                          ----------  ---------- ----------  ----------  ----------
  Net earnings (loss)...  $   10,836  $   32,802 $   (6,538) $   17,236  $   48,028
                          ==========  ========== ==========  ==========  ==========
Per share data:
 Stockholders' equity...  $    22.84  $    22.46 $    20.33  $    21.32  $    20.24
 Fully diluted earnings
  (loss):
 Before cumulative
  effect of change in
  accounting for income
  taxes.................         .56        1.71       (.35)        .94        2.25
 Cumulative effect of
  change in accounting
  for income taxes......         --          --         --          --          .67
                          ----------  ---------- ----------  ----------  ----------
  Net earnings (loss)...  $      .56  $     1.71 $     (.35) $      .94  $     2.92
                          ==========  ========== ==========  ==========  ==========
 Dividends declared.....  $      --   $      --  $      --   $      --   $      --
                          ==========  ========== ==========  ==========  ==========
Number of full service
 retail banking offices.          90          89         92          88          89

--------
(1)  Includes assets identified as being held or available for sale.

(2) For a discussion of Coast's regulatory capital, see Item 1. "Business-- Regulation--Regulatory Capital Requirements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at December 31, 1996. See Item
1. "Business--Operating Strategy."

  The Company reported net earnings of $10.8 million and $32.8 million, and a net loss of $6.5 million, for the years ended December 31, 1996, 1995 and 1994, respectively. Primary and fully diluted earnings per share of common stock were $.56 for 1996. The primary and fully diluted earnings per share of common stock were $1.72 and $1.71, respectively, for 1995. Primary and fully diluted loss per share of common stock was $.35 for 1994.

RESULTS OF OPERATIONS

 Interest Income and Expense

  Interest income was $603.5 million, $613.2 million and $494.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease of $9.7 million in 1996 compared to 1995 resulted from a decrease of $99.1 million in the average amount of interest-earning assets. The $118.6 million increase in interest income in 1995 compared to 1994 resulted from a increase in the average yield on interest-earning assets of 1.02%, to 7.55%, as well as an increase of $551.9 million in average interest-earning assets.

  During 1996, Coast received $5.2 million of dividends on an average balance of FHLB stock of $88.9 million, compared to $4.5 million of dividends on an average balance of FHLB stock of $83.9 million, and $3.3 million of dividends on an average balance of such stock of $68.9 million during 1995 and 1994, respectively. The effective yield on FHLB of San Francisco stock was 5.84%, 5.32% and 4.73% for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, Coast held $90.9 million of FHLB of San Francisco stock as compared to $85.8 million and $79.3 million of such stock at December 31, 1995 and 1994, respectively.

  Interest expense was $388.7 million, $412.1 million and $306.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The $23.4 million decrease in 1996 compared to 1995 resulted primarily from a decrease of $165.6 million in average interest-bearing liabilities, as well as from a decrease in the average cost of interest-bearing liabilities of .19%, to 4.91%. The $105.4 million increase in interest expense in 1995 compared to 1994 resulted primarily from an increase in the average cost of interest-bearing liabilities of 1.04%, to 5.10%, as well as to an increase of $540.0 million in average interest-bearing liabilities. See discussion below under "Capital Resources and Liquidity."

  The average cost of deposits for the years ended December 31, 1994 and 1995, increased from 3.70% to 4.63%, respectively. During 1996, the average cost of deposits decreased to 4.59%. The increase during 1995 and the decrease in the cost of deposits during 1996 are reflective of fluctuations in the interest rate environment during the years under discussion, due, in part, to Federal Reserve Bank policy actions. For additional information relating to net interest income, see Item 1. "Business--Yields Earned and Rates Paid."

 Provision for Loan Losses

  During 1996, 1995 and 1994, Coast established $70.0 million, $40.0 million and $75.0 million, respectively, of provisions for loan losses. The increase in the provision for loan losses from 1995 to 1996 was attributable to the establishment of a specific valuation allowance of $10 million on a multifamily project in default that is guaranteed by a Coast letter of credit, and to management's decision to increase the loan-related GVA by approximately $20 million. (See Item 1. "Business--Risk Elements--General Valuation Allowance.")

 Noninterest Income

  Noninterest income decreased by $7.5 million in 1996 compared to 1995 and increased by $14.7 million in 1995 compared to 1994. Noninterest income for 1995 included a $7.5 million gain on the sale of CBCC, and for 1994 included a nonrecurring charge of $9.9 million related to the elimination of the recourse on approximately $1 billion of multifamily loans. (For additional information, see Item 1. "Business--Subsidiaries--Asset-Based Lending.")

  Loan servicing fees and charges were $12.7 million, $13.5 million and $15.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. This element of other income arises principally from servicing loans sold to investors (the outstanding balances of which were $3.07 billion, $3.42 billion and $3.96 billion at December 31, 1996, 1995 and 1994, respectively), prepayment and late fees charged to borrowers, and escrow fees.

  Other income in 1996 was $37.4 million compared to $36.7 million in 1995 and $38.1 million in 1994. This category of noninterest income primarily consists of retail banking fees (deposit-related fee income plus commissions earned on insurance and related products sold largely through Coast's retail banking offices) and service fees earned on housing bond transactions. Retail banking fees totaled $32.1 million for 1996 and $26.9 million and $23.1 million for the years ended December 31, 1995 and 1994, respectively, and servicing fee income related to housing bonds was $2.4 million, $5.9 million and $9.2 million for the same respective periods. The decrease of $3.5 million from 1995 to 1996 in servicing fee income related to housing bonds resulted primarily from management's decision to defer recognition of a portion of such fee income for the last half of 1996.

 Noninterest Expense

  Noninterest expense totaled $205.6 million, $167.0 million and $171.8 million in 1996, 1995 and 1994, respectively. The increase of $38.6 million from 1995 to 1996 was substantially due to a nonrecurring SAIF special assessment of $42.0 million. The decrease of $4.8 million from 1994 to 1995 was primarily caused by improvements in the real estate operations component resulting primarily from lower write-downs and reduced losses on sales of foreclosed real estate owned, and to the lower level of foreclosed real estate owned, which declined from $44.2 million at December 31, 1994, to $31.7 million at December 31, 1995.

 Income Tax Benefit

  The effective tax rates for 1996, 1995 and 1994 were less than the applicable statutory rates for each of the periods. During the last quarter of 1996 Coast completed a comprehensive review of its overall tax position and future tax planning strategies which resulted in a recognition of a $17.6 million tax benefit. The primary cause of the lower effective tax rate for 1995 was the sale of CBCC, previously a subsidiary of Coast. The effective tax rate on this transaction was lower than the statutory rate due to a difference in the book and tax bases of Coast's investment in CBCC.

  In 1994, the valuation allowance for deferred tax assets was reduced by $1.7 million, decreasing tax expense for that period. This reduction in the valuation allowance was pursuant to management's periodic evaluation of the realizability of the deferred tax asset.

ASSET/LIABILITY MANAGEMENT

  The Asset/Liability Management Committee ("ALCO") of Coast, consisting of senior management, is responsible for directing the allocation of Coast's assets and liabilities. ALCO continuously reviews the significant components of Coast's assets and liabilities to ensure that investment and funding activities are consistent with the Company's strategic objectives and business plans.

  Substantially all of Coast's assets and liabilities are comprised of interest-earning assets including loans, MBS and short-term investments, and interest-bearing liabilities including deposits and borrowings. The risks associated with interest-earning assets can be generally categorized as credit risk, market risk and interest rate risk. Credit risk is, generally, the risk that a loan or other credit-related instrument will not be repaid in accordance with its terms, and is discussed in more detail in Item 1. "Business--Lending Activities, Risk Elements, Credit Concentration and Letters of Credit, and Nonperforming Assets." Market risk is, generally, the risk that the market value of an asset could decline in response to changes in various factors, including prevailing rates of interest, demand for that type of asset, and others. Interest rate risk is generally associated with the degree to which interest-earning assets and interest-bearing liabilities mature or reprice at different frequencies (e.g., maturities) and/or on different bases (e.g., indices to which specific assets or groups of assets are tied). In order to mitigate the impact of interest rate risk, management places a significant emphasis on seeking to match the maturities and repricing characteristics of Coast's interest-earning assets and interest-bearing liabilities ("financial assets" and "financial liabilities," respectively).

  At December 31, 1996, Coast's estimated one-year gap between the maturities or repricing of financial assets and financial liabilities was approximately a positive $500 million, representing 6% of total assets, compared to $562 million, or 7% of total assets, at December 31, 1995. For a more detailed discussion of the interest rate sensitivity of Coast's interest-earning assets and interest-bearing liabilities, see Item 1. "Business--Yields Earned and Rates Paid."

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

  Historically, Coast's cost of funds has closely matched COFI, with the result that increases in Coast's cost of funds are accompanied by increases in interest rates on its COFI-based loans and MBS. However, because of the inherent lag in the reset mechanism of these loans and MBS, Coast's interest rate spreads generally can be expected to increase as COFI begins to fall and to decrease as COFI begins to rise. (See Item 1. "Business--Yields Earned and Rates Paid") Changes in interest rates also can affect the amount of loans originated by an institution, as well as the value of its loans and other interest-earning assets, and the resultant ability to realize gains on the sale of assets carried in the available-for-sale portfolios. Coast originated $1.43 billion and $1.10 billion of ARMs during the years ended December 31, 1996 and 1995, respectively.

  Coast's lending activity is focused on the origination of single family ARM loans on properties located within California. Coast does not currently lend or anticipate lending on other types of properties for the foreseeable future except to finance sales of foreclosed real estate or to facilitate loan assumptions as permitted by the provisions of the respective mortgage notes.

  Another asset/liability management strategy utilized by Coast is the sale of mortgage-related assets. In recent years, Coast has sold loans and MBS to reduce asset size or constrain asset growth, and to liquidate newly originated fixed rate product. The marketability of such assets depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. Loans which have been classified as held for sale are carried at the lower of amortized historical cost or fair value. As of December 31, 1996, such loans totaled $106.1 million, comprised primarily of single family ARMs. MBS classified as available for sale are carried at fair value. At December 31, 1996, such MBS totaled $312.0 million, which was comprised of adjustable-rate securities issued by either FNMA or FHLMC. During the year ended December 31, 1996, Coast sold $105.3 million of loans from its available for sale portfolio, of which $36.2 million were adjustable rate and $69.1 million were fixed rate loans. Coast sold no MBS during 1996.

NONPERFORMING ASSETS

  The control and disposition of nonperforming assets (Nonaccrual Loans, foreclosed real estate owned ("REO") and Modified Loans) is one of the Company's primary objectives. During 1995 and 1996 Coast continued its strategy of aggressively liquidating its REO portfolio, with $108 million and $89 million of REO sales in 1996 and 1995, respectively. Nonperforming assets increased from $113.0 million at December 31, 1995, to $124.1 million at December 31, 1996, largely a result of an increase of $9.6 million in REO.

  As a result of economic conditions and other factors, delinquencies increased during 1992 and, as the economy experienced a modest recovery, delinquencies decreased during 1993, 1994 and 1995 and were relatively stable in 1996. There can be no assurance that there will not be additional delinquencies and/or further declines in property values in California and in other states. See Item 1. "Business--Risk Elements--Nonperforming Loans."

  Further improvements in the level of nonperforming assets and future reductions in the aggregate level of credit losses are dependent upon continued emphasis on sales of REO but are also largely dependent on the California economy, where the majority of Coast's loan portfolio is based. The California economy entered the recession later than other regions of the country and has also lagged in the economic recovery which has been experienced elsewhere. Despite the severity and the relatively long term of the recession experienced in California, there have been positive signs for the California economy. Unemployment in California has improved and median home prices and sales have increased modestly. While improvement in the California economy has been experienced throughout most sectors of the economy, construction and real estate have continued to lag in most areas of California. Housing starts remain at relatively low levels and, while real estate prices have not experienced the significant declines experienced in earlier years, real estate appreciation has been modest. Economists generally anticipate continued low inflation, relatively stable interest rates and continued improvement in the California economy for the immediate future; however, unforeseen events could result in a slowing of such progress, or could result in a deterioration of the current economic climate.

  Coast maintains a GVA to absorb credit losses related to its loan-related assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly based upon a number of factors, including economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis, asset classifications, and Coast's underwriting practices. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased balance in the GVA in future periods. In addition, the OTS, as an integral part of its examination process, periodically reviews Coast's GVA and may require Coast to establish additional allowances based on its judgment of information available at the time of the examination.

CAPITAL RESOURCES AND LIQUIDITY

  OTS regulations require a savings association to maintain a specified ratio of cash and short-term United States government and other specified investment securities to net withdrawable deposits and borrowings payable in one year or less. This liquidity requirement is based upon average liquidity balances maintained during each month and may vary from time to time, depending upon economic conditions and deposit flows, and is currently 5%. For calculation periods ended December 31, 1996 and 1995, Coast's regulatory liquidity ratios were 5.13% and 5.57%, respectively.

  Sales of and principal repayments on loans and MBS have been a primary source of funds for Coast. During 1996, 1995 and 1994, sales proceeds amounted to $105.3 million, $79.5 million and $363.0 million, respectively. The sales of loans and MBS were from the portfolios of loans and MBS either previously identified as being held or available for sale, or were originated during the period and being so designated. Principal repayments on loans and MBS amounted to $819.1 million, $648.8 million and $795.9 million, respectively, for these periods. A primary use of funds was the origination of loans (net of refinances of loans in Coast's portfolio) of $1.30 billion, $992.3 million and $1.61 billion during 1996, 1995 and 1994, respectively. Additionally,
$18.6 million of MBS were purchased during 1994; no MBS were purchased during 1995 or 1996.

  During 1996 and 1995, Coast experienced a net increase in deposits of $233.0 million and $243.7 million, respectively. These increases are primarily attributable to Coast's efforts to market its transaction accounts which resulted in an increases of $150.4 million and $167.7 million in checking account balances during 1996 and 1995, respectively.

  Other potential sources of funds available to Coast include secured borrowings (securities sold under agreements to repurchase), a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At December 31, 1996, the amount of additional credit available from the FHLB of San Francisco was $1.39 billion. In addition, Coast has access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various factors including market conditions, Coast's credit rating and general economic conditions.

  At December 31, 1996, the Company's total of approved commitments to originate or purchase loans and MBS amounted to $104.2 million, and the Company had $1.9 million of commitments to sell loans and MBS. Outstanding letters of credit at December 31, 1996, which were primarily related to the former real estate development activities of CoastFed Properties, totaled $377.6 million. Scheduled repayments of FHLB of San Francisco advances for the year ended December 31, 1997, are $954.2 million.

  Under OTS capital regulations Coast must meet three capital tests. First, the tangible capital requirement mandates that Coast's stockholder's equity less intangible assets (as defined) be at least 1.5% of adjusted total assets as defined in the regulation. At December 31, 1996, Coast's tangible capital ratio was 5.33%, $330.9 million in excess of the requirement at that date. Second, the core capital requirement currently mandates core capital to be at least 3% of adjusted total assets as defined in the regulation. At December 31, 1996, Coast's core capital ratio was 5.33%, $201.2 million in excess of the requirement at that date. Third, the risk-based capital requirement presently mandates that core capital plus supplementary capital as defined in the OTS capital regulations be at least 8% of risk-adjusted assets as defined therein. At December 31, 1996, Coast's risk-based capital ratio was 10.87%, $154.1 million in excess of the requirement at that date. See Item 1. "Business--Regulation--Regulatory Capital Requirements" and "Note 11 of Notes to Consolidated Financial Statements."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  43
Consolidated Statement of Financial Condition..............................  44
Consolidated Statement of Operations.......................................  45
Consolidated Statement of Stockholders' Equity.............................  46
Consolidated Statement of Cash Flows.......................................  47
Notes to Consolidated Financial Statements.................................  49

  All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Coast Savings Financial, Inc.:

  We have audited the consolidated statement of financial condition of Coast Savings Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coast Savings Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Los Angeles, California
January 23, 1997

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
                         ASSETS
Cash and due from banks.................................. $  138,861 $  119,717
Federal funds sold and other short term investments......    198,795     30,394
Investment securities held to maturity (fair value of
 $36.0 million
 and $73.2 million)......................................     35,833     72,785
Loans receivable, net....................................  5,749,985  5,245,464
Loans receivable held for sale, at the lower of cost or
 fair value (fair value of
 $109.6 million and $230.0 million)......................    106,122    221,032
Mortgage-backed securities held to maturity (fair value
 of $1.74 billion
 and $1.83 billion)......................................  1,731,268  1,817,403
Mortgage-backed securities available for sale, at fair
 value...................................................    312,002    354,398
Real estate held for sale................................     41,259     31,696
Federal Home Loan Bank stock.............................     90,882     85,837
Land and depreciable assets..............................     95,010     92,920
Interest receivable and other assets.....................    198,697    172,702
Goodwill.................................................      6,238      7,332
                                                          ---------- ----------
                                                          $8,704,952 $8,251,680
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits................................................. $6,356,448 $6,123,472
Federal Home Loan Bank advances..........................  1,104,200    804,250
Other borrowings.........................................    643,521    733,340
Other liabilities........................................    115,508    104,754
Income taxes payable.....................................      4,747     12,684
Capital notes............................................     55,997     55,746
                                                          ---------- ----------
                                                           8,280,421  7,834,246
                                                          ---------- ----------
Commitments and contingent liabilities
Stockholders' equity:
  Serial preferred stock, without par value; 50,000,000
   shares authorized, none outstanding...................        --         --
  Common stock, $.01 par value; 100,000,000 shares
   authorized,
   18,584,717 and 18,582,917 shares issued and
   outstanding at
   December 31, 1996 and 1995, respectively..............        186        186
  Additional paid-in capital.............................    265,055    265,018
  Unrealized gain on securities available for sale, net
   of taxes..............................................      2,778      6,554
  Retained earnings, substantially restricted............    156,512    145,676
                                                          ---------- ----------
    Total stockholders' equity...........................    424,531    417,434
                                                          ---------- ----------
                                                          $8,704,952 $8,251,680
                                                          ========== ==========

          See accompanying notes to consolidated financial statements.

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                   (IN THOUSANDS EXCEPT PER
                                                        SHARE AMOUNTS)
Interest income:
  Loans receivable............................... $450,142  $469,864  $382,371
  Mortgage-backed securities ("MBS").............  132,098   119,629    93,334
  Investment securities..........................   21,210    23,688    18,925
                                                  --------  --------  --------
                                                   603,450   613,181   494,630
                                                  --------  --------  --------
Interest expense:
  Deposits.......................................  285,764   280,895   218,335
  Borrowings.....................................  102,886   131,235    88,384
                                                  --------  --------  --------
                                                   388,650   412,130   306,719
                                                  --------  --------  --------
    Net interest income..........................  214,800   201,051   187,911
  Provision for loan losses......................   70,000    40,000    75,000
                                                  --------  --------  --------
    Net interest income after provision for loan
     losses......................................  144,800   161,051   112,911
                                                  --------  --------  --------
Noninterest income:
  Loan servicing fees and charges................   12,671    13,518    15,231
  Gain on sale of subsidiary.....................      --      7,549       --
  Gain (loss) on sale of loans...................     (304)      403    (2,352)
  Elimination of Excess Mortgage Servicing
   Rights........................................      --        --     (9,891)
  Gain (loss) on sale of MBS.....................      --       (287)    1,812
  Other..........................................   37,738    36,436    38,124
                                                  --------  --------  --------
                                                    50,105    57,619    42,924
                                                  --------  --------  --------
Noninterest expense:
  Compensation and benefits......................   63,283    71,302    77,063
  Office occupancy, net..........................   42,524    40,633    38,423
  Federal deposit insurance premiums.............   16,818    17,333    16,359
  Other general and administrative expenses......   35,976    32,454    28,433
                                                  --------  --------  --------
    Total general and administrative expenses....  158,601   161,722   160,278
  SAIF special assessment........................   41,978       --        --
  Real estate operations, net....................    3,881     4,090    10,088
  Amortization of goodwill.......................    1,094     1,221     1,424
                                                  --------  --------  --------
                                                   205,554   167,033   171,790
                                                  --------  --------  --------
    Earnings (loss) before income tax expense
     (benefit)...................................  (10,649)   51,637   (15,955)
Income tax expense (benefit).....................  (21,485)   18,835    (9,417)
                                                  --------  --------  --------
    Net earnings (loss).......................... $ 10,836  $ 32,802  $ (6,538)
                                                  ========  ========  ========
Primary net earnings (loss) per share of common
 stock........................................... $    .56  $   1.72  $   (.35)
                                                  ========  ========  ========
Fully diluted net earnings (loss) per share of
 common stock.................................... $    .56  $   1.71  $   (.35)
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                      UNREALIZED
                                                     GAIN (LOSS)
                                                          ON
                                                      SECURITIES     RETAINED
                          SERIAL          ADDITIONAL  AVAILABLE      EARNINGS        TOTAL
                         PREFERRED COMMON  PAID-IN    FOR SALE,   (SUBSTANTIALLY STOCKHOLDERS'
                           STOCK   STOCK   CAPITAL   NET OF TAXES  RESTRICTED)      EQUITY
                         --------- ------ ---------- ------------ -------------- -------------
                                                    (IN THOUSANDS)
Balance at December 31,
 1993...................   $--      $185   $263,150    $ 10,821      $119,412      $393,568
Exercise of stock
 options................    --       --          11         --            --             11
Changes in unrealized
 loss on securities
 available for sale, net
 of taxes...............    --       --         --      (11,827)          --        (11,827)
Net loss for the year
 1994...................    --       --         --          --         (6,538)       (6,538)
                           ----     ----   --------    --------      --------      --------
Balance at December 31,
 1994...................    --       185    263,161      (1,006)      112,874       375,214
Exercise of stock
 options................    --         1      1,857         --            --          1,858
Changes in unrealized
 gain on securities
 available for sale, net
 of taxes...............    --       --         --        7,560           --          7,560
Net earnings for the
 year 1995..............    --       --         --          --         32,802        32,802
                           ----     ----   --------    --------      --------      --------
Balance at December 31,
 1995...................    --       186    265,018       6,554       145,676       417,434
Exercise of stock
 options................    --       --          37         --            --             37
Changes in unrealized
 loss on securities
 available for sale, net
 of taxes...............    --       --         --       (3,776)          --         (3,776)
Net earnings for the
 year 1996..............    --       --         --          --         10,836        10,836
                           ----     ----   --------    --------      --------      --------
Balance at December 31,
 1996...................   $--      $186   $265,055    $  2,778      $156,512      $424,531
                           ====     ====   ========    ========      ========      ========

          See accompanying notes to consolidated financial statements.

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1996        1995        1994
                                           -----------  ---------  -----------
                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)..................... $    10,836  $  32,802  $    (6,538)
                                           -----------  ---------  -----------
  Adjustments to reconcile net earnings
   (loss) to net cash provided (used) by
   operating activities:
    Sale of loans held for sale...........     105,329     44,197       28,398
    Principal repayments on loans held for
     sale.................................      19,473     14,562       23,296
    Provision for loan losses.............      70,000     40,000       75,000
    Depreciation and amortization.........      11,793     11,500       10,079
    Amortization of discounts and
     premiums, net........................       3,554      5,146        8,244
    Net decrease (increase) in interest
     receivable...........................       2,500     (7,179)       1,160
    Amortization of goodwill..............       1,094      1,221        1,424
    Net decrease in prepaid expenses......         191        794          459
    Net increase (decrease) in accounts
     payable..............................         128    (27,068)     (46,626)
    Gain on sale of subsidiary............         --      (7,549)         --
    Elimination of Excess Mortgage
     Servicing Rights.....................         --         --         9,891
    Provision for losses on real estate
     held for sale........................         --         293        2,132
    Net present value gain on sale of
     loans and MBS........................         (58)      (284)      (6,176)
    Net decrease in deferred income.......      (1,455)    (1,731)      (7,209)
    Net increase (decrease) in interest
     payable..............................      (3,318)      (137)       4,765
    Net decrease (increase) in accounts
     receivable...........................      (4,889)    71,651      (38,964)
    Federal Home Loan Bank stock
     dividends............................      (5,186)    (4,467)      (3,259)
    Deferred income tax expense (benefit).     (21,485)    18,835       (9,417)
    Loans originated for sale, net of
     refinances...........................    (150,151)  (146,024)    (516,343)
    Other.................................      11,651     (8,022)      (2,781)
                                           -----------  ---------  -----------
      Total adjustments...................      39,171      5,738     (465,927)
                                           -----------  ---------  -----------
      Net cash provided (used) by
       operations.........................      50,007     38,540     (472,465)
                                           -----------  ---------  -----------
Cash flows from investing activities:
  Loans originated for investment, net of
   refinances.............................  (1,151,853)  (846,230)  (1,097,250)
  Repurchase of loans.....................     (19,927)   (18,937)    (113,146)
  Principal repayments on loans...........     547,469    441,452      429,655
  Purchase of MBS.........................         --         --       (18,574)
  Principal repayments on MBS held to
   maturity...............................     214,892    163,614      266,907
  Principal repayments on MBS available
   for sale...............................      37,216     29,169       76,081
  Sale of MBS available for sale..........         --      35,335      334,617
  Net decrease in short-term investment
   securities.............................         827      9,411       14,473
  Purchase of investment securities.......      (4,206)      (193)     (48,864)
  Purchase of FHLB stock..................         --      (2,450)     (13,226)
  Maturities and principal repayments on
   investment securities..................      40,063         53           55
  Net increase in land and depreciable
   assets.................................     (13,596)   (16,129)     (18,361)
  Sale of real estate held for sale.......      41,708     47,317       43,895
  Proceeds from sale of subsidiary........         --     150,054          --
                                           -----------  ---------  -----------
    Net cash used by investing activities.    (307,407)    (7,534)    (143,738)
                                           -----------  ---------  -----------

(continued)

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1996        1995        1994
                                            -----------  ---------  -----------
                                                     (IN THOUSANDS)
Cash flows from financing activities:
  Net increase (decrease) in deposits...... $   232,976  $ 303,733  $   (28,751)
  Deposits disposed of in branch sales,
   net.....................................         --     (60,069)         --
  Net increase (decrease) in FHLB advances.     299,950   (150,200)     250,250
  Net decrease in short-term borrowings....     (88,018)   (78,238)     (88,266)
  Common stock options exercised...........          37      1,858           11
                                            -----------  ---------  -----------
    Net cash provided by financing
     activities............................     444,945     17,084      133,244
                                            -----------  ---------  -----------
      Net increase (decrease) in cash and
       cash equivalents....................     187,545     48,090     (482,959)
Cash and cash equivalents at beginning of
 year......................................     150,111    102,021      584,980
                                            -----------  ---------  -----------
Cash and cash equivalents at end of year... $   337,656  $ 150,111  $   102,021
                                            ===========  =========  ===========
Supplemental disclosures of cash flow
 information:
  Cash payments of interest................ $   145,564  $ 173,354  $   119,615
  Cash payments (refunds) of income taxes,
   net.....................................       1,421       (496)          52
                                            ===========  =========  ===========
Supplemental schedule of noncash investing
 and financing activities:
  Interest credited to depositors'
   accounts................................ $   247,376  $ 239,438  $   176,991
  Loans exchanged for MBS, net.............     145,165    654,238      434,156
  Additions to loans resulting from the
   sale of real estate acquired in
   settlement of loans.....................      54,151     35,627       88,366
  Additions to real estate acquired in
   settlement of loans.....................     114,918     89,979      141,499
  Reductions to real estate acquired
   through in-substance foreclosure, net...         --         --        (2,217)
  Unrealized gain (loss) on securities
   available for sale, net of taxes........      (3,776)     7,560      (11,827)

          See accompanying notes to consolidated financial statements.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Presentation

  Coast Savings Financial, Inc., a Delaware corporation (the "Company"), was organized in 1988 and is the parent company of Coast Federal Bank, Federal Savings Bank ("Coast"). Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at December 31, 1996.

  Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At December 31, 1996, Coast operated 90 retail banking offices in California. Coast is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

  These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition, and revenues and expenses for the periods reported in the statement of operations. Actual results could differ from those estimates.

  The majority-owned and controlled subsidiaries have been consolidated and all significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the financial statements for 1995 and 1994 to conform to the 1996 presentation.

 Recent Accounting Pronouncements

  In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 122, although the general concepts of SFAS 122 are retained in it. Implementation of SFAS 125 is not expected to have a material adverse effect on the Company's financial condition or results of operation.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from banks, certain short-term investments, certificates of deposit and federal funds sold. Federal funds are generally sold for one-day periods, and short-term investment securities and certificates of deposit have maturities of less than three months.

 Assets Held or Available for Sale

  The Company identifies those loans, MBS and investment securities for which at the time of origination or acquisition it does not have the positive intent and ability to hold to maturity. Securities that are to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Loans held for sale are carried at the lower of amortized historical cost or fair value. Assets held for indefinite periods of time include assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

 Assets Held to Maturity

  Investment securities, loans and MBS, excluding those held or available for sale, are carried at amortized historical cost, adjusted for amortization of premiums and discounts utilizing the interest method over the contractual terms of the assets. The carrying value of these assets is not adjusted for temporary declines in market value since Coast intends and has the ability to hold them to their maturities. Declines in fair value of securities held to maturity or available for sale below amortized cost that are other than temporary would result in write-downs to fair value.

 Premiums and Discounts on Investment Securities, Loans and MBS

  Premiums and discounts on investment securities, loans and MBS purchased are amortized utilizing the interest method over the contractual terms of the assets.

 General Valuation Allowance

  Coast maintains a general valuation allowance ("GVA") to absorb future losses that may be realized on its loan-related assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly based upon a number of factors, including economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis, asset classifications, and Coast's underwriting practices. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased balance in the GVA in future periods. In addition, the Office of Thrift Supervision ("OTS"), as an integral part of its examination process, periodically reviews Coast's GVA and may require Coast to increase the amount of the GVA based on its judgment of the information available at the time of the examination. (See Notes 3 and 13 for additional information regarding the GVA.)

 Goodwill

  Goodwill is generally amortized at a constant rate based on the anticipated end-of-period remaining principal balance of long-lived interest-earning assets acquired in various savings and loan acquisitions.

 Loan Sales and Servicing

  Coast sells loans and participations in loans for cash proceeds equal to the market value of the loans and participations sold, with yield rates to the investors based upon current market rates. Gain or loss is recognized equal to the difference between the cash proceeds received and the carrying value of the loans and participations sold. In addition, gain or loss is recognized and a premium or discount is recorded at the time of sale based upon the net present value of the amounts expected to be received or paid resulting from the difference between the contractual interest rates received from the borrowers and the rates paid to the investors. The resulting premium or discount (the "Excess Mortgage Servicing Rights") are capitalized and amortized utilizing the interest method. Excluded from the net present value portion of the gain or loss is an amount equal to the present value of the Mortgage Servicing Rights (described below) and any periodic or recurring expenses. In addition to the Excess Mortgage Servicing Rights described above, Mortgage Servicing Rights, which represent the value of the contractual rights to service the respective mortgage loans, are recorded as a separate asset in accordance with the provisions of SFAS 122, Accounting for Mortgage Servicing Rights.

  Coast's policy regarding the allocation of cost when a loan or part of a loan is sold is to allocate the recorded investment, based on relative fair values on the date that the loan was acquired, adjusted for principal repayments and other activity from the date of acquisition to the date of sale.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

 Interest Income on Loans

  Interest income on loans is accrued as it is earned. Coast defers and amortizes both the loan origination fees and the incremental direct costs relating to loans originated. The deferred origination fees and costs are amortized into interest income utilizing the interest method over the lives of the related loans. Loans are placed on a nonaccrual status after being delinquent 90 days, or earlier if the ultimate collectibility of the accrual is in doubt. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated. Accretion of discounts and amortization of net deferred loan origination fees are discontinued when loans are placed on nonaccrual status.

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

 Fair Value of Financial Instruments

  Pursuant to the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"), the Company has included in the following Notes to Consolidated Financial Statements information about the fair values of Coast's financial instruments, whether or not such instruments are recognized in the accompanying consolidated statement of financial condition. In cases where quoted market prices are not available, fair values are estimated based upon discounted cash flows. Those techniques are significantly affected by the assumptions utilized, including the assumed discount rates and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale or other disposition of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. All components of accrued interest receivable and payable are presumed to have approximately equal book and fair values because the periods over which such amounts are realized are relatively short. As a result of the assumptions utilized, the aggregate fair value estimates presented herein do not necessarily represent the Company's aggregate underlying fair value.

  The fair values of investment securities and MBS are generally obtained from market bids for similar or identical securities, or are quotes from independent securities brokers or dealers.

  The fair values of loans are estimated for portfolio segments with similar characteristics (e.g.--single family, multifamily, commercial and other, and are further segmented into fixed and adjustable rate categories: London Interbank Offered Rate ("LIBOR"), COFI and Treasury indices). The fair values of performing loans are calculated using an option-based approach which values the prepayment options contained in the loans. Prepayment options introduce significant uncertainty into the timing of loan cash flows. When loan rates fall significantly, prepayments typically accelerate, forcing lenders to reinvest the proceeds of the prepayments at lower rates. An important aspect of valuing a loan, therefore, is determining the appropriate value of the option component of the loan. The fair values of significant nonperforming loans are based on recent appraisals, or if not available, on estimated cash flows, discounted using a rate commensurate with the risk associated with the specific properties. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES utilizing available market information and specific borrower information. The fair value of the Excess Mortgage Servicing Rights is equal to its carrying value because such asset is adjusted quarterly based upon current portfolio and market factors.


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

  The fair values of off-balance sheet financial instruments are determined in several ways: (i) the value of interest rate cap contracts ("Caps") is determined by discounting the cash flows called for under the respective agreements at rates available as of the reporting date, (ii) the value of the letters of credit is determined by measuring the potential liability under the letters against the underlying security properties, (iii) the fair value of the potential liability associated with loans sold with recourse is based upon an estimate of the future losses likely to be realized under such recourse arrangements, and (iv) the fair values of commitments to extend credit and purchase assets are based on rates for similar transactions as of the reporting date.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(2) CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD AND OTHER SHORT TERM INVESTMENTS AND INVESTMENT SECURITIES

  The carrying and fair values of cash and due from banks, federal funds sold and other short term investments and investment securities are shown in the following table at the dates indicated.

                                                       DECEMBER 31,
                                            -----------------------------------
                                                  1996              1995
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------- -------- --------
                                                      (IN THOUSANDS)
Cash and due from banks.................... $138,861 $138,861 $119,717 $119,717
                                            ======== ======== ======== ========
Federal funds sold and other short term
 investments:
  Repurchase agreements.................... $100,000 $100,000 $    --  $    --
  Federal funds sold.......................   94,000   94,000   28,000   28,000
  Commercial paper.........................    4,795    4,795    2,394    2,394
                                            -------- -------- -------- --------
                                             198,795  198,795   30,394   30,394
                                            -------- -------- -------- --------
Investment securities:
  Held to maturity:
    Short term:
      Commercial paper, custodial..........   24,567   24,567   24,344   24,344
      Repurchase agreements, custodial.....    2,277    2,277    3,392    3,392
      Other marketable securities,
       custodial...........................      439      439      374      374
                                            -------- -------- -------- --------
                                              27,283   27,283   28,110   28,110
                                            -------- -------- -------- --------
    Long term:
      United States agency securities......    3,998    4,001      --       --
      Securities of states of the U.S. and
       political subdivisions thereof......    3,512    3,656    3,569    3,717
      Other marketable securities..........    1,040    1,040      831      831
      United States Treasury securities....      --       --    40,275   40,528
                                            -------- -------- -------- --------
                                               8,550    8,697   44,675   45,076
                                            -------- -------- -------- --------
                                              35,833   35,980   72,785   73,186
                                            -------- -------- -------- --------
                                            $234,628 $234,775 $103,179 $103,580
                                            ======== ======== ======== ========

  Repurchase agreements totaled $100.0 million (with a weighted average yield of 6.68%) and none at December 31, 1996 and 1995, respectively. Average balances of repurchase agreements were $91.2 million and $93.2 million during the years ended December 31, 1996 and 1995, respectively, and the maximum amount owned at any month end during such periods was $160.0 million and $185.0 million, respectively.

  At December 31, 1996 and 1995, there were gross unrealized gains of $147,000 and $401,000, respectively, and no gross unrealized losses at either date.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The following table summarizes cash and cash equivalents, as reported in the accompanying Consolidated Statement of Cash Flows, as of the dates indicated.

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Cash and due from banks.......................... $138,861 $119,717 $ 99,578
   Repurchase agreements............................  100,000      --       --
   Federal funds sold...............................   94,000   28,000      --
   Commercial paper.................................    4,795    2,394    2,443
                                                     -------- -------- --------
                                                     $337,656 $150,111 $102,021
                                                     ======== ======== ========

  The amounts included above in cash and cash equivalents and qualifying investment securities generally constitute Coast's liquidity portfolio. Coast maintains liquidity to satisfy regulatory requirements which mandate that Coast maintain minimum average balances of liquid assets to fund normal operational requirements. The liquidity portfolio is managed in a manner intended to maximize flexibility and yield, while minimizing interest rate risk, credit risk and the cost of the capital required to be maintained for such assets.

  There were no sales of investment securities during 1996, 1995 or 1994.

  The following is a summary of the contractual terms to maturity of long-term investment securities as of December 31, 1996. The fair values of the securities listed below are approximately equal to their carrying values.

                                                AFTER 1 AFTER 5
                                         WITHIN THROUGH THROUGH   AFTER
                                         1 YEAR 5 YEARS 10 YEARS 10 YEARS TOTAL
                                         ------ ------- -------- -------- -----
                                                     (IN MILLIONS)
U.S. agency securities.................. $ --    $ 4.0   $ --      $--    $4.0
Securities of states of the U.S. and
 political subdivisions thereof.........   --      --      --       3.5    3.5
Other marketable securities.............   1.0     --      --       --     1.0
                                         -----   -----   -----     ----   ----
                                         $ 1.0   $ 4.0   $ --      $3.5   $8.5
                                         =====   =====   =====     ====   ====

  The combined weighted average yield on federal funds sold, other short term investments and investment securities was 6.15% and 5.43% at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, Coast had accrued interest receivable on these investment securities totaling $118,000 and $974,000, respectively, which is included in interest receivable and other assets in the accompanying consolidated statement of financial condition.

  Coast, as a member institution of the Federal Home Loan Bank ("FHLB") of San Francisco, is required to own capital stock in the FHLB of San Francisco based generally upon Coast's balance of residential mortgage loans and the combination of FHLB advances and letters of credit. At December 31, 1996, Coast owned $90.9 million of FHLB stock, $11.3 million in excess of the minimum requirement. At December 31, 1995, Coast owned $85.8 million of FHLB stock, $18.4 million in excess of the minimum requirement. The yield on FHLB stock was 6.45% and 5.16% at December 31, 1996 and 1995, respectively.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  Interest income on investment securities includes the following for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Federal funds sold.................................. $ 2,639 $ 4,399 $ 2,732
   Short-term investment securities....................  10,677  11,966   8,891
   Long-term investment securities.....................   2,708   2,856   4,043
   FHLB stock..........................................   5,186   4,467   3,259
                                                        ------- ------- -------
                                                        $21,210 $23,688 $18,925
                                                        ======= ======= =======

(3) LOANS RECEIVABLE

  The following is a summary of loans receivable at the dates indicated.

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
                                                            (IN THOUSANDS)
   Held for investment:
     Real estate:
       Residential:
         One to four units ("single family")............ $3,907,131  $3,054,334
         Five or more units ("multifamily").............  1,219,940   1,355,394
                                                         ----------  ----------
                                                          5,127,071   4,409,728
       Commercial.......................................    670,847     876,889
                                                         ----------  ----------
                                                          5,797,918   5,286,617
     Commercial business................................      3,098       3,177
     Secured by deposits................................      6,838       8,557
     Overdraft lines of credit..........................     18,118      12,459
                                                         ----------  ----------
                                                          5,825,972   5,310,810
     Deferred loan origination fees and costs, net......     11,185       6,292
     Other unamortized net discounts....................     (3,172)     (6,638)
     GVA................................................    (84,000)    (65,000)
                                                         ----------  ----------
                                                          5,749,985   5,245,464
   Held for sale........................................    106,122     221,032
                                                         ----------  ----------
                                                         $5,856,107  $5,466,496
                                                         ==========  ==========

  The combined contractual weighted average interest rate of loans receivable was 7.96% and 7.95% at December 31, 1996 and 1995, respectively.

  At December 31, 1996 and 1995, Coast had accrued interest receivable on loans receivable of $33.1 million and $34.6 million, respectively, which is included in interest receivable and other assets in the accompanying consolidated statement of financial condition.

  At December 31, 1996 and 1995, Coast had approved commitments to originate loans totaling $104.2 million and $77.7 million, respectively, substantially all of which were for adjustable rate single family residential loans. Coast had $1.9 million of commitments to sell loans at December 31, 1996, and had $16.4 million of commitments to sell loans at December 31, 1995.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  On September 30, 1995, Coast terminated its asset-based lending activity through the sale of its former subsidiary, CBCC. At the date of sale, CBCC had a loan portfolio of $135.8 million. The consolidated statement of operations for the year ended December 31, 1995, includes a pretax gain of $7.5 million resulting from the sale of CBCC.

  See Note 8 for a summary of loans and other assets which were pledged as security for borrowings.

  The following table presents carrying and fair values of loans receivable at the dates indicated.

                                               DECEMBER 31,
                            ---------------------------------------------------
                                      1996                      1995
                            ------------------------- -------------------------
                            CARRYING VALUE FAIR VALUE CARRYING VALUE FAIR VALUE
                            -------------- ---------- -------------- ----------
                                              (IN THOUSANDS)
Held for investment:
  Real estate:
    Residential:
      Single family--
       adjustable rates....   $3,831,230   $3,863,027   $2,954,136   $3,026,338
      Single family--fixed
       rates...............       82,208       84,115      102,618      105,844
                              ----------   ----------   ----------   ----------
                               3,913,438    3,947,142    3,056,754    3,132,182
                              ----------   ----------   ----------   ----------
      Multifamily--
       adjustable rates....    1,184,062    1,170,724    1,314,960    1,327,223
      Multifamily--fixed
       rates...............       37,240       35,789       39,654       39,598
                              ----------   ----------   ----------   ----------
                               1,221,302    1,206,513    1,354,614    1,366,821
                              ----------   ----------   ----------   ----------
                               5,134,740    5,153,655    4,411,368    4,499,003
                              ----------   ----------   ----------   ----------
    Commercial:
      Adjustable rates.....      636,570      613,579      788,995      795,228
      Fixed rates..........       34,621       34,779       85,908       84,081
                              ----------   ----------   ----------   ----------
                                 671,191      648,358      874,903      879,309
                              ----------   ----------   ----------   ----------
                               5,805,931    5,802,013    5,286,271    5,378,312
  Commercial business......        3,098        3,217        3,177        3,499
  Secured by deposits......        6,838        6,884        8,557        8,613
  Overdraft lines of
   credit..................       18,118       18,875       12,459       12,968
                              ----------   ----------   ----------   ----------
                               5,833,985    5,830,989    5,310,464    5,403,392
                              ----------   ----------   ----------   ----------
Held for sale..............      106,122      109,566      221,032      229,955
                              ----------   ----------   ----------   ----------
                               5,940,107    5,940,555    5,531,496    5,633,347
GVA........................      (84,000)         --       (65,000)         --
                              ----------   ----------   ----------   ----------
                              $5,856,107   $5,940,555   $5,466,496   $5,633,347
                              ==========   ==========   ==========   ==========

  The following table presents nonaccrual loans included in loans receivable at the dates indicated.

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
     Nonaccrual loans:
       Single family............................................ $56,740 $43,792
       Multifamily..............................................  19,295  25,646
       Commercial and other.....................................   6,769  11,913
                                                                 ------- -------
                                                                 $82,804 $81,351
                                                                 ======= =======

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  If nonaccrual loans at December 31, 1996, had been interest-earning throughout the year, interest income of $5.2 million would have been earned on these loans at their respective contractual rates. For the year ended December 31, 1996, actual interest earned on such loans was $2.2 million.

  The table shown below reflects the changes in the GVA attributable to loan-related assets for the periods indicated. See also the GVA attributable to off-balance sheet items described in Note 13.

                                              RESIDENTIAL COMMERCIAL REAL
                                              REAL ESTATE ESTATE MORTGAGE
                                               MORTGAGE      AND OTHER    TOTAL
                                              ----------- --------------- -----
                                                        (IN MILLIONS)
   Balance at December 31, 1993..............    $ 53          $ 53       $ 106
   Additions charged to operations...........      68            (2)         66
   Recoveries................................       6             1           7
   Losses charged............................     (78)          (24)       (102)
                                                 ----          ----       -----
   Balance at December 31, 1994..............      49            28          77
   Additions charged to operations...........      40           --           40
   Recoveries................................       1             1           2
   Losses charged............................     (38)           (4)        (42)
   Sale of subsidiary........................     --             (3)         (3)
   Reallocation to off-balance sheet items...      (4)           (5)         (9)
                                                 ----          ----       -----
   Balance at December 31, 1995..............      48            17          65
   Additions charged to operations...........      51             8          59
   Recoveries................................       8           --            8
   Losses charged............................     (43)           (5)        (48)
                                                 ----          ----       -----
   Balance at December 31, 1996..............    $ 64          $ 20       $  84
                                                 ====          ====       =====

  A loan is impaired when, based on current information and events, management believes it will be unable to collect all amounts contractually due under a loan agreement. Loans are evaluated for impairment as part of Coast's normal internal asset review process. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between Coast's investment in the loan and the fair value of the collateral securing the loan. Coast's impaired loans totaled $116.2 million and $135.2 million at December 31, 1996 and 1995, respectively, and for the years ended December 31, 1996, 1995 and 1994, the average investment in impaired loans was $135.5 million, $109.9 million and $85.7 million, respectively, and for the years then ended, interest income on such loans totaled $7.3 million, $8.8 million and $6.6 million, respectively. Interest income on impaired loans which are performing is generally recognized on the accrual basis. As of December 31, 1996 and 1995, nonaccrual loans included $42.0 million and $37.6 million, respectively, of impaired loans.

  Impaired loans at December 31, 1996, included $93.9 million of loans for which valuation allowances of $16.3 million had been established and $38.6 million of loans for which no allowance was considered necessary. At December 31, 1995, Coast had $127.2 million of impaired loans for which valuation allowances of $25.6 million had been established and $33.6 million of such loans for which no allowance was considered necessary. All such provisions for losses and any related recoveries are recorded as part of the allowance for loan losses. Coast had $1.2 million and no recoveries of previously established allowances on impaired loans during the years ended December 31, 1996 and 1995, respectively. Coast evaluates large groups of smaller-balance homogeneous loans collectively for impairment.

  Coast has reached agreements with certain borrowers that provide for restructuring existing loans secured by income-producing properties. Restructurings are generally in the form of interest rate adjustments, extensions

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES of maturities or deferred payments of principal or interest. Restructured loans totaled $30.2 million and $30.5 million at December 31, 1996 and 1995, respectively. The restructured loans had effective yields of 8.00% at both December 31, 1996 and 1995. The loans identified as restructured loans at December 31, 1996, represent loans that were modified prior to the Company's implementation of SFAS 114 in 1994 and which are performing in accordance with their modified terms. Coast accounts for such loans under the provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as permitted under SFAS 114. For the years ended December 31, 1996 and 1995, $2.4 million and $2.4 million, respectively, was earned on restructured loans and is included in interest income on loans in the accompanying consolidated statement of operations. Interest income on these loans for the years ended December 31, 1996 and 1995, would have totaled $3.2 million and $3.2 million, respectively, under their original terms. At December 31, 1996, Coast had no commitments to lend additional funds to these borrowers.

(4) MORTGAGE-BACKED SECURITIES ("MBS")

  The amortized cost and fair values of MBS are shown in the following tables at the dates indicated.

                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
DECEMBER 31, 1996
Held to maturity:
  Adjustable rate:
    MBS issued by Coast............ $  774,612  $ 3,120    $(10,256) $  767,476
    FNMA securities................    639,171   12,134         --      651,305
    FHLMC securities...............    246,558    5,077         --      251,635
    Issued by other financial
     institutions .................     39,779      --         (611)     39,168
                                    ----------  -------    --------  ----------
                                     1,700,120   20,331     (10,867)  1,709,584
                                    ----------  -------    --------  ----------
  Fixed rate:
    FNMA securities................     31,111      135        (791)     30,455
    Other securities...............         37      --           (1)         36
                                    ----------  -------    --------  ----------
                                        31,148      135        (792)     30,491
                                    ----------  -------    --------  ----------
                                    $1,731,268  $20,466    $(11,659) $1,740,075
                                    ==========  =======    ========  ==========
Available for sale:
  Adjustable rate:
    FNMA securities................ $  153,919  $ 2,783    $     (5) $  156,697
    FHLMC securities...............    154,542      850         (87)    155,305
                                    ----------  -------    --------  ----------
                                    $  308,461  $ 3,633    $    (92) $  312,002
                                    ==========  =======    ========  ==========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
DECEMBER 31, 1995
Held to maturity:
  Adjustable rate:
    MBS issued by Coast............ $  898,713  $ 2,012    $(16,232) $  884,493
    FNMA securities................    711,371   24,672        (249)    735,794
    FHLMC securities...............    128,687    4,024         --      132,711
    Issued by other financial
     institutions .................     43,609      --       (1,088)     42,521
                                    ----------  -------    --------  ----------
                                     1,782,380   30,708     (17,569)  1,795,519
                                    ----------  -------    --------  ----------
  Fixed rate:
    FNMA securities................     34,975      170         (72)     35,073
    Other securities...............         48      --          --           48
                                    ----------  -------    --------  ----------
                                        35,023      170         (72)     35,121
                                    ----------  -------    --------  ----------
                                    $1,817,403  $30,878    $(17,641) $1,830,640
                                    ==========  =======    ========  ==========
Available for sale:
  Adjustable rate:
    FNMA securities................ $  169,575  $ 5,215    $    --   $  174,790
    FHLMC securities...............    175,127    4,481         --      179,608
                                    ----------  -------    --------  ----------
                                    $  344,702  $ 9,696    $    --   $  354,398
                                    ==========  =======    ========  ==========

  As of December 31, 1996, $2.04 billion of Coast's MBS included in the table above have contractual terms to maturity of more than ten years, $36 thousand have contractual maturities of from five to ten years, $296 thousand have contractual maturities of one to five years and $622 thousand have contractual maturities of less than one year.

  The combined contractual weighted average interest rate of MBS was 6.42% and 6.60% at December 31, 1996 and 1995, respectively.

  At December 31, 1996 and 1995, Coast had accrued interest receivable on MBS of $13.2 million and $13.7 million, respectively, which is included in interest receivable and other assets in the accompanying consolidated statement of financial condition.

  At December 31, 1996 and 1995, Coast had no commitments to sell MBS. Principal proceeds from sales of MBS available for sale were none, $35.3 million and $334.6 million during 1996, 1995 and 1994, respectively.

  See Note 8 for a summary of MBS and other assets which were pledged as security for borrowings and Note 13 for a discussion of MBS which were pledged as security for certain letters of credit issued by Coast.

(5) REAL ESTATE HELD FOR SALE

  Real estate held for sale, which represents real estate acquired through foreclosure, totaled $41.3 million and $31.7 million at December 31, 1996 and 1995, respectively.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The components of real estate operations, net are presented in the following table for each of the periods indicated.

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                          ---------------------
                                                           1996   1995   1994
                                                          ------ ------ -------
                                                             (IN THOUSANDS)
   Net expense from operations of foreclosed real estate
    owned...............................................  $3,158 $3,564 $ 7,407
   Write downs and provisions for estimated losses......     723    526   2,681
                                                          ------ ------ -------
                                                          $3,881 $4,090 $10,088
                                                          ====== ====== =======

(6) LAND AND DEPRECIABLE ASSETS AND LEASE COMMITMENTS

  The following is a summary of land and depreciable assets at the dates indicated.

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
Furniture, fixtures, equipment and automobiles.............. $ 71,885  $ 80,064
Leasehold improvements......................................   42,559    43,966
Buildings, parking lots and building improvements...........   35,562    21,921
Land........................................................   16,711    16,594
Construction in progress....................................    1,515     6,463
                                                             --------  --------
                                                              168,232   169,008
Accumulated depreciation....................................  (73,222)  (76,088)
                                                             --------  --------
                                                             $ 95,010  $ 92,920
                                                             ========  ========

  Depreciation expense totaled $11.8 million, $11.5 million and $10.1 million for the years ended December 31, 1996, 1995 and 1994, respectively, and is included in office occupancy, net in the accompanying consolidated statement of operations.

  Coast leases certain property and equipment under operating leases which expire in various years. All leases expire by the year 2033.

  Certain of these leases contain renewal options and require Coast to pay property taxes and insurance. Lease expense for office facilities and equipment amounted to $19.2 million, $19.4 million and $19.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  The total annual minimum lease commitment under non-cancelable operating leases at December 31, 1996, including estimated increases due to rising levels of the Consumer Price Index for leases contractually tied thereto, was as follows for the periods indicated.

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
     Year Ending December 31,
       1997......................................................    $ 12,719
       1998......................................................      12,945
       1999......................................................      13,242
       2000......................................................      13,138
       2001......................................................       8,790
       Thereafter................................................      43,518
                                                                     --------
                                                                     $104,352
                                                                     ========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(7) DEPOSITS

  Deposit balances by type of account are summarized in the following table as of the dates indicated.

                                        WEIGHTED AVERAGE
                                        INTEREST RATE AT
                                        DECEMBER 31, 1996    1996       1995
                                        ----------------- ---------- ----------
                                                             (IN THOUSANDS)
   Checking and other demand deposits..       1.46%       $  782,416 $  632,025
   Money market deposits...............       2.68           621,410    666,019
   Time deposits:
     One to 31 days....................       2.68             2,842      6,704
     32 days to six months.............       4.68           110,863    101,331
     Over six months to one year.......       5.21         3,943,860  2,964,483
     Over one year to two years........       5.49           554,658  1,351,379
     Over two years....................       6.52           324,399    385,431
     Housing bond certificates of
      deposit..........................       7.00            16,000     16,000
     Public funds......................        --                --         100
                                                          ---------- ----------
                                                          $6,356,448 $6,123,472
                                                          ========== ==========

  The combined weighted average interest rate of deposits at December 31, 1996 was 4.59%. The combined weighted average interest rate of deposits, including the effects of interest rate exchange agreements ("Swaps") described in Note 13 below, was 4.67% at December 31, 1995. Coast had no remaining Swaps at December 31, 1996.

  Broker-originated deposits totaled $30.6 million and $34.7 million at December 31, 1996 and 1995, respectively.

  At December 31, 1996 and 1995, Coast had accrued interest payable on deposits of $1.5 million and $1.4 million, respectively, which is included in other liabilities in the accompanying consolidated statement of financial condition.

  The following table sets forth the amounts of deposits with balances greater than or equal to $100,000 by remaining term to maturity as of December 31, 1996.

   REMAINING TERM TO MATURITY (IN MONTHS)                             AMOUNT
   --------------------------------------                         --------------
                                                                  (IN THOUSANDS)
   Three or less.................................................   $  495,714
   Over three to six.............................................      341,031
   Over six to twelve............................................      285,675
   Over twelve...................................................       91,481
                                                                    ----------
                                                                    $1,213,901
                                                                    ==========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  Deposits at December 31, 1996, mature as indicated in the following table.

                                                                     AMOUNT
                                                                 --------------
                                                                 (IN THOUSANDS)
   Immediately withdrawable.....................................   $1,403,826
   Year Ending December 31,
     1997.......................................................    4,499,642
     1998.......................................................      350,539
     1999.......................................................       42,400
     2000.......................................................       15,855
     2001.......................................................       12,577
     Thereafter.................................................       31,609
                                                                   ----------
                                                                   $6,356,448
                                                                   ==========

  Interest expense by type of deposit account is summarized in the following table for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Checking and other demand deposits............. $  9,720  $  5,694  $  3,230
   Money market deposits..........................   17,211    18,250    22,855
   Time deposits..................................  259,453   257,820   192,885
   Early withdrawal penalties.....................     (620)     (869)     (635)
                                                   --------  --------  --------
                                                   $285,764  $280,895  $218,335
                                                   ========  ========  ========

  Coast receives a variety of fees from customers for providing various services including fees on checking accounts, fees for returned items, and fees for various other services. Fee income from these sources totaled
$19.0 million, $14.2 million and $9.9 million for the years ended December 31, 1996, 1995 and 1994, respectively, and is included in other noninterest income in the accompanying Consolidated Statement of Operations.

  The following table presents the carrying and fair values of deposits as of December 31, 1996.

                                                            CARRYING     FAIR
                                                             VALUE      VALUE
                                                           ---------- ----------
                                                              (IN THOUSANDS)
   Demand deposits........................................ $  782,416 $  782,416
   Money market deposits..................................    621,410    621,410
   Time deposits..........................................  4,952,622  4,962,360
                                                           ---------- ----------
                                                           $6,356,448 $6,366,186
                                                           ========== ==========

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(8) BORROWINGS

  A summary of FHLB advances and other borrowings follows.

                                     DECEMBER 31, 1996                         DECEMBER 31, 1995
                          -----------------------------------------  --------------------------------------
                                                      RATES                                   RATES
                                                -------------------                    --------------------
                                                           RANGE                                  RANGE
                           CARRYING             WEIGHTED ----------  CARRYING   FAIR   WEIGHTED -----------
                            VALUE    FAIR VALUE AVERAGE  LOW   HIGH   VALUE    VALUE   AVERAGE  LOW   HIGH
                          ---------- ---------- -------- ----  ----  -------- -------- -------- ----  -----
                                                      (DOLLARS IN THOUSANDS)
FHLB advances, due at
 various dates through
 1999...................  $1,104,200 $1,102,783   5.51%  4.70% 8.70% $804,250 $808,300   6.04%  4.95% 10.03%
                          ========== ==========                      ======== ========
Other borrowings:
 Short-term:
 Securities sold under
  agreements to
  repurchase, secured,
  due in 1997...........  $  418,789 $  418,150   5.40   5.18  5.63  $546,153 $546,335   5.80   5.74   6.00
 Federal funds
  purchased.............     149,466    149,465   6.39   6.00  7.00   110,120  110,120   5.37   4.73   6.00
                          ---------- ----------                      -------- --------
                             568,255    567,615                       656,273  656,455
                          ---------- ----------                      -------- --------
 Long-term:
 Senior notes, due in
  2000..................      56,532     62,010  10.00    --    --     56,227   59,944  10.00    --     --
 Housing bond borrowings
  secured, due in 1998,
  2006 and 2010.........      18,734     17,919   3.96   3.55  4.00    20,840   19,242   4.73   4.40   4.80
                          ---------- ----------                      -------- --------
                              75,266     79,929                        77,067   79,186
                          ---------- ----------                      -------- --------
                          $  643,521 $  647,544                      $733,340 $735,641
                          ========== ==========                      ======== ========

  The composition of assets pledged as security for collateralized FHLB and other borrowings was as set forth in the table below as of the indicated dates.

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
                                                              (IN THOUSANDS)
     Loans receivable..................................... $2,010,861 $1,964,570
     MBS..................................................  1,475,656  1,134,695
     FHLB stock...........................................     90,882     85,837
                                                           ---------- ----------
                                                           $3,577,399 $3,185,102
                                                           ========== ==========

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The carrying value of principal maturities of FHLB advances and other borrowings at December 31, 1996, was as follows for the years indicated.

                                                  FHLB      OTHER
                                                ADVANCES  BORROWINGS   TOTAL
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
   Year Ending December 31, 1997.............. $  954,200  $518,255  $1,472,455
     1998.....................................    125,000    56,917     181,917
     1999.....................................     25,000       --       25,000
     2000.....................................        --     56,532      56,532
     2001.....................................        --        --          --
     Thereafter...............................        --     11,817      11,817
                                               ----------  --------  ----------
                                               $1,104,200  $643,521  $1,747,721
                                               ==========  ========  ==========

  Securities sold under agreements to repurchase (commonly referred to as reverse repurchase agreements) totaled $418.8 million and $546.2 million at December 31, 1996 and 1995, respectively. During the term of the reverse repurchase agreements, the underlying securities were not under Coast's control, but, rather, the control of a primary securities dealer. The weighted average interest rate of reverse repurchase agreements was 5.40% at December 31, 1996. Average balances of reverse repurchase agreements were $650.7 million and $856.7 million during the years ended December 31, 1996 and 1995, respectively, and the maximum amount outstanding at any month end during the years ended December 31, 1996 and 1995 was $959.9 million and $1.12 billion, respectively.

  Reverse repurchase agreements were secured by MBS with a carrying value of $431.1 million and $566.3 million (included in the table above) at December 31, 1996 and 1995, respectively. These MBS had a fair value of $438.1 million and $580.9 million at December 31, 1996 and 1995, respectively.

  The following table describes the Company's Senior Notes and Coast's Capital Notes as of December 31, 1996.

                         CARRYING  FAIR  INTEREST                               DATE
DESCRIPTION               VALUE   VALUE    RATE     DATE DUE    AMOUNT ISSUED  ISSUED
-----------              -------- ------ -------- ------------- ------------- ---------
                          (IN MILLIONS)                         (IN MILLIONS)
Senior Notes (1)........  $ 56.5  $ 62.0    10%   Mar. 01, 2000     $57.5     Apr. 1993
Capital Notes (2).......    56.0    64.1    13    Dec. 31, 2002      57.5     Dec. 1992
                          ------  ------
                          $112.5  $126.1
                          ======  ======

--------
(1) Interest is payable semiannually on April 1 and October 1. The Senior Notes are redeemable at any time after April 1, 1998 at the option of the Company as a whole or from time to time in part, at the redemption price plus accrued interest to the redemption date.

(2) Interest is payable quarterly on March 31, June 30, September 30 and December 31. The Capital Notes are redeemable by Coast in whole or in part at any time after December 31, 1997 at the redemption price plus accrued interest to the redemption date.

  The combined weighted average interest rate of FHLB advances, other borrowings, Capital Notes and Senior Notes, was 5.91% and 6.28% at December 31, 1996 and 1995, respectively.

  At December 31, 1996 and 1995, the Company had accrued interest payable on FHLB advances, other borrowings, Capital Notes and Senior Notes of $7.4 million and $10.8 million, respectively, which is included in other liabilities in the accompanying consolidated statement of financial condition.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  A tabulation of interest expense on borrowings for the periods indicated follows.

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1996     1995    1994
                                                       -------- -------- -------
                                                            (IN THOUSANDS)
   FHLB advances...................................... $ 42,052 $ 56,632 $40,621
   Short-term borrowings..............................   46,348   59,677  32,677
   Long-term borrowings...............................   14,486   14,926  15,086
                                                       -------- -------- -------
                                                       $102,886 $131,235 $88,384
                                                       ======== ======== =======

  Other potential sources of funds available to Coast include a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At December 31, 1996, FHLB advances were $1.10 billion, and the amount of additional credit available from the FHLB was $1.39 billion.

(9) INCOME AND OTHER TAXES

  The following table summarizes the elements of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994.

                                                    FEDERAL    STATE    TOTAL
                                                    --------  -------  --------
                                                         (IN THOUSANDS)
   1996:
     Current....................................... $    --   $   --   $    --
     Deferred......................................  (17,689)  (3,796)  (21,485)
                                                    --------  -------  --------
                                                    $(17,689) $(3,796) $(21,485)
                                                    ========  =======  ========
   1995:
     Current....................................... $    --   $   --   $    --
     Deferred......................................   15,767    3,068    18,835
                                                    --------  -------  --------
                                                    $ 15,767  $ 3,068  $ 18,835
                                                    ========  =======  ========
   1994:
     Current....................................... $    --   $   --   $    --
     Deferred......................................   (7,676)  (1,741)   (9,417)
                                                    --------  -------  --------
                                                    $ (7,676) $(1,741) $ (9,417)
                                                    ========  =======  ========

  Deferred tax assets are initially recognized for net operating loss and tax credit carryforwards and differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. A taxpayer's ability to realize the tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback,
(ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on a re-evaluation of the realizability of the deferred tax asset, the valuation allowance was reduced which had the effect of recognizing $1.7 million of the subject tax benefits in 1994.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  A reconciliation from expected federal income tax expense (benefit) to consolidated effective income tax expense (benefit) for the periods indicated follows.

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     --------  -------  -------
                                                      (DOLLARS IN THOUSANDS)
   Statutory federal income tax rate...............        35%      35%      35%
                                                     ========  =======  =======
   Expected federal income tax expense (benefit)...  $ (3,727) $18,073  $(5,584)
   Increases (reductions) in income taxes resulting
    from:
     Change in the beginning-of-the-year valuation
      allowance for deferred tax assets allocated
      to income tax expense........................       --       --    (1,669)
     State tax expense (benefit), net of federal
      income tax effect............................      (259)   3,502     (646)
     Basis in stock of subsidiary..................       --    (1,732)     --
     Reduction of liabilities from prior years.....   (17,620)    (916)    (887)
     Increase in base year reserve amount..........       --      (519)  (1,129)
     Amortization of goodwill......................       382      427      498
     Other.........................................      (261)     --       --
                                                     --------  -------  -------
                                                     $(21,485) $18,835  $(9,417)
                                                     ========  =======  =======

  During the last quarter of 1996 Coast completed a comprehensive review of its overall tax position and future tax planning strategies which resulted in a recognition of a $17.6 million tax benefit. The primary cause of the lower effective tax rate for 1995 was the sale of CBCC, previously a subsidiary of Coast. The effective tax rate on this transaction was lower than the statutory rate due to a difference in the book and tax bases of Coast's investment in CBCC.

  On August 20, 1996, the President signed the Small Business Job Protection Act (the "Act") into law. The Act repeals the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. Coast, therefore, will be required to use the specific charge-off method on its 1996 and subsequent federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deduction. The deduction percentage was 8% for the years ended December 31, 1995 and 1994. Alternatively, a qualified savings institution could have computed its bad debt deduction based upon its actual loan loss experience (the "Experience Method"). Coast computed its bad debt deduction utilizing the Experience Method in 1995 and 1994.

  Due to the increase in the amount of qualifying loans for tax purposes at December 31, 1995 and 1994, as compared to December 31, 1987, the amount of the bad debt deduction was restored by $1.5 million and $3.6 million, respectively.

  Under the Act, Coast will be required to recapture its "applicable excess reserves," which are its federal tax bad debt reserves at the end of 1987, reduced proportionately for reductions in the Coast's loan portfolio since that date (the "base year reserves"). Coast will include one-sixth of its applicable excess reserves in taxable income in each year from 1996 through 2001. Coast has fully provided for the tax related to this recapture. As of December 31, 1995, Coast had approximately $6.0 million of applicable excess reserves and has fully provided for the tax related to this recapture. The base year reserves will continue to be subject to recapture. At December 31, 1996, the amount of those reserves was approximately $103 million. Circumstances that would require an accrual of a portion of or all of this unrecorded tax liability are a significant reduction in qualifying loan levels relative to the end of 1987, failure to meet the tax definition of a savings institution, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of Coast's stock.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                             DECEMBER 31,
                                                       ------------------------
                                                        1996    1995     1994
                                                       ------- ------- --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Loan loss allowances deferred for tax purposes...... $59,662 $41,632 $ 74,845
  Net operating loss carryforwards....................  23,839  19,597   13,571
  Tax credit carryforwards............................   6,095   5,942    5,942
  Deferred compensation not yet deducted for tax
   purposes...........................................   2,837   3,352    2,758
  Branch sale gains recognized for tax purposes and
   amortized for financial statement purposes.........   1,241   1,387    1,921
  Interest income on nonaccrual loans for book
   purposes, recognized for tax purposes..............     897   3,032    1,850
  Loan discounts arising from acquisitions............     442     541      664
  Securities marked to market for tax purposes only...     --    1,246      --
  Securities marked to market for financial statement
   purposes only......................................     --      --       646
  Other...............................................     231     608      366
                                                       ------- ------- --------
    Total deferred tax assets.........................  95,244  77,337  102,563
                                                       ------- ------- --------
Deferred tax liabilities:
  FHLB stock dividends deferred for tax purposes......  20,471  18,267   16,369
  Loan fees and origination costs capitalized for
   financial statement purposes only..................  10,043   7,038    3,788
  Excess Mortgage Servicing Rights, not recognized for
   tax purposes.......................................   9,585   5,097    8,674
  Guaranteed payments recognized when received for tax
   purposes...........................................   3,046   8,278    8,278
  Securities marked to market for financial statement
   purposes only......................................   2,275   4,082      --
  Depreciation for tax purposes in excess of such
   amount for financial statement purposes............   2,213   3,939    3,896
  Securities marked to market for tax purposes only...     464     --     4,638
  Interest income on loans recognized on the cash
   basis for tax purposes only........................     --      --       757
                                                       ------- ------- --------
    Deferred tax liabilities..........................  48,097  46,701   46,400
                                                       ------- ------- --------
      Net deferred tax asset.......................... $47,147 $30,636 $ 56,163
                                                       ======= ======= ========

  At December 31, 1996, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of $65.8 million which are available to offset future federal taxable income through 2011. The Company also had alternative minimum tax credit carryforwards of approximately $5.4 million as of December 31, 1996, which are available to reduce future regular federal income taxes, if any, over an indefinite period.

  The Company's tax returns have been audited by the Internal Revenue Service through December 31, 1986, and by the California Franchise Tax Board through December 31, 1987. The Franchise Tax Board is currently examining the years 1988 through 1990. The Internal Revenue Service is currently examining the Company's returns for the years 1992 and 1993. The Company does not anticipate that the examinations will result in any material adverse effect on its financial condition or results of operations.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(10) STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

  The Company's ability to pay cash dividends primarily depends upon cash dividends it receives from Coast, and is also subject to limitation based on liquidity and other factors set forth in the indenture relating to outstanding debt securities of the Company. Based on the level of liquid assets maintained by the Company as of December 31, 1996, and the aforementioned indenture restrictions, the Company had approximately $1.2 million available for distribution at December 31, 1996. Coast's ability to pay cash dividends to the Company is subject to limitations contained in applicable federal regulations and to additional limitations based on earnings and other factors set forth in an indenture relating to outstanding debt securities of Coast. Under the most restrictive of these limitations, Coast had approximately $71.4 million available for distribution at December 31, 1996. In addition, payment of dividends in excess of Coast's accumulated earnings and profits as calculated for tax purposes (approximately $144 million at December 31, 1995) would have significant negative tax consequences to Coast.

  Earnings (loss) per share of common stock are based upon the weighted average number of common shares, which include common stock, dilutive common stock equivalent shares ("CSEs") and other potentially dilutive securities, outstanding during each period.

  The calculations of earnings per share of common stock are as follows for the periods indicated.

                                          YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                   1996            1995            1994
                              --------------- --------------- ----------------
                                       FULLY           FULLY            FULLY
                              PRIMARY DILUTED PRIMARY DILUTED PRIMARY  DILUTED
                              ------- ------- ------- ------- -------  -------
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net earnings (loss)
 applicable to common stock,
 dilutive CSEs and
 securities.................. $10,836 $10,836 $32,802 $32,802 $(6,538) $(6,538)
                              ======= ======= ======= ======= =======  =======
Weighted average common
 shares outstanding..........  18,583  18,583  18,511  18,511  18,457   18,457
Dilutive CSEs from stock
 options.....................     601     721     507     629     --       --
                              ------- ------- ------- ------- -------  -------
Weighted average shares......  19,184  19,304  19,018  19,140  18,457   18,457
                              ======= ======= ======= ======= =======  =======
  Net earnings (loss) per
   share of common stock..... $   .56 $   .56 $  1.72 $  1.71 $  (.35) $  (.35)
                              ======= ======= ======= ======= =======  =======

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

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

Exercise Price. A majority of the independent directors of the Company may authorize the redemption of the Rights in whole at a price of $.01 per Right at any time before the tenth business day following the date of public announcement that any person has become a Control Person.

(11) REGULATORY CAPITAL

  The Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. Coast must follow specific capital guidelines established by the OTS which involve quantitative measures of Coast's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 1996, Coast's regulatory capital requirements were:

  . Tangible and core capital of 1.5 percent and 3 percent, respectively, consisting principally of stockholders' equity, but excluding most intangible assets such as goodwill and any net unrealized holding gains or losses on debt securities available for sale.

  . Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, the portion of the GVA related to loans receivable, equal to 8 percent of the value of risk-weighted assets.

  At December 31, 1996, Coast was classified as "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", Coast must maintain minimum core capital Tier 1 risk-based capital and risk-based capital ratios as set forth in the table below. Coast's capital amounts and classifications are subject to review by federal regulators. There are no conditions or events since December 31, 1996, that management believes have changed Coast's PCA category.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The following table summarizes Coast's actual and required regulatory capital as of December 31, 1996 and 1995:

                                                           TIER 1
                                     TANGIBLE    CORE    RISK-BASED RISK-BASED
                                     CAPITAL   CAPITAL    CAPITAL    CAPITAL
                                     --------  --------  ---------- ----------
                                             (DOLLARS IN THOUSANDS)
   DECEMBER 31, 1996:
   Actual capital:
     Amount......................... $460,621  $460,621   $460,621   $584,201
     Ratio..........................     5.33%     5.33%      8.57%     10.87%
   Minimum required capital:
     Amount......................... $129,727  $259,454        N/A   $430,094
     Ratio..........................     1.50%     3.00%       N/A       8.00%
   Minimum PCA well-capitalized
    capital:
     Amount.........................      N/A  $432,424   $322,571   $536,467
     Ratio..........................      N/A      5.00%      6.00%     10.00%
   DECEMBER 31, 1995:
   Actual capital:
     Amount......................... $449,242  $449,242   $449,242   $568,415
     Ratio..........................     5.47%     5.47%      8.58%     10.85%
   Minimum required capital:
     Amount......................... $123,135  $246,271        N/A   $419,017
     Ratio..........................     1.50%     3.00%       N/A       8.00%
   Minimum PCA well-capitalized
    capital:
     Amount.........................      N/A  $410,451   $314,263   $522,434
     Ratio..........................      N/A      5.00%      6.00%     10.00%

(12) PENSION AND STOCK OPTION PLANS

  The Company sponsors a pension plan covering substantially all of its employees. The benefits are based upon an employee's length of service and the employee's average compensation during the five consecutive years of the last 10 years in which the greatest compensation was paid to the employee.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The following table sets forth the status of funding of Coast's pension plan at December 31, 1996 and 1995, and related amounts appearing in Coast's consolidated financial statements at or for the years then ended.

                                                              AT OR FOR THE
                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested................................................ $ 41,102  $ 38,143
     Non-vested............................................    1,656     1,963
                                                            --------  --------
       Accumulated benefit obligations..................... $ 42,758  $ 40,106
                                                            ========  ========
   Pension plan assets at fair value (primarily listed
    stocks, U.S. government obligations, corporate
    obligations and Coast deposits)........................ $ 51,693  $ 46,974
   Projected benefit obligations for service rendered to
    date...................................................  (48,243)  (45,256)
                                                            --------  --------
   Pension plan assets in excess of projected benefit
    obligation.............................................    3,450     1,718
   Activity not recognized in net pension plan cost:
     Net gain..............................................   (6,720)   (1,555)
     Unrecognized prior service cost.......................    1,727       194
     Net asset at December 31, 1985, being amortized over
      15 years.............................................   (1,206)   (1,508)
                                                            --------  --------
       Accrued pension plan costs.......................... $ (2,749) $ (1,151)
                                                            ========  ========
   Net pension plan cost:
     Interest on projected benefit obligations............. $  3,300  $  3,040
     Service costs.........................................    1,888     1,428
     Return on pension plan assets.........................   (7,174)  (10,004)
     Amortization and deferral, net........................    3,584     6,350
                                                            --------  --------
                                                            $  1,598  $    814
                                                            ========  ========

  For the years ended December 31, 1996 and 1995, the weighted average discount rates used in determining the actuarial present value of the accumulated and projected benefit obligations were 7.50% and 7.25%, respectively. The rate of increase in future compensation was projected to be 4.00% and 3.75% for the years ended December 31, 1996 and 1995, respectively. The expected long- term rate of return on assets was 9% for the years ended December 31, 1996 and 1995. Total pension plan expenses were $4.1 million, $2.5 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in Accounting Principles Bulletin Opinion No. 25) method of accounting; however, if the company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. The Company has elected to account for stock options granted under the intrinsic-value-base method of accounting.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  In the second quarter of 1996, the stockholders of the Company approved the 1996 Coast Savings Financial, Inc. Equity Incentive Plan (the "1996 Plan"), under which the Company could award options to purchase up to 929,196 shares of its common stock, at exercise prices equal to the market price of the stock on the date the stock options were awarded, and with lives of up to ten years. The following table contains certain information with respect to the stock options granted in 1996 under the 1996 Plan.

              OPTIONS GRANTED DURING 1996                 ASSUMPTIONS USED IN DETERMINING OPTIONS' VALUES
-------------------------------------------------------- -------------------------------------------------- CALCULATED
                                                                                                   EXPECTED  VALUE OF
                         AMOUNT  EXERCISE                         EXPECTED RISK-FREE   EXPECTED    DIVIDEND    EACH
GRANT DATE               GRANTED  PRICE    DATE VESTING    TERM   TERM(1)   RATE(2)  VOLATILITY(3) RATE(4)    OPTION
----------               ------- -------- -------------- -------- -------- --------- ------------- -------- ----------
April 24................  40,000  $31.00  April 24, 1997 10 years  8 years    6.4%         53%         0%      $21
May 23.................. 817,500   33.00  Immediately    10 years  8 years    6.7          52          0        20
June 26.................   5,000   31.75  June 26, 1997  10 years 10 years    6.9          55          0        26
December 4..............   2,500   35.00  Immediately    10 years 10 years    6.1          55          0        25

--------
(1) The expected terms of the options are based on the Company's historical experience with its outstanding options.

(2) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options, determined as of the dates the options were granted.

(3) The volatility of the company's stock is based on historical information.

(4) There is no dividend rate assumed, as the Company has not paid a dividend since 1990, nor does it anticipate declaring a dividend in the foreseeable future.

  If the Company had accounted for the effects of the issuance of the stock options utilizing the fair-value-based method of accounting, after-tax earnings for the year ended December 31, 1996 would have been $.7 million, or $.03 per share of common stock. It is not likely that the pro forma effects of the options issued during 1996 are representative of the effects, if any, of any awards of stock options that could be issued by the Company in the future.

  Pursuant to the 1985 Stock Option and Stock Appreciation Rights Plan (the "1985 Plan") which had an approved term of ten years, stock options having lives of up to ten years were granted which give the owner of the options the right to purchase shares of the Company's common stock at a price equal to their fair market value on the date the options were granted.

  The table below reflects, for the periods indicated, the activity in the Company's stock options issued under both the 1985 and the 1996 Plans.

                                                     AT FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1996       1995     1994
                                                   ---------  --------  -------
   Balance at beginning of period.................   832,943   968,406  976,186
   Granted........................................   865,000       --       --
   Canceled or expired............................    (5,000)  (10,000)  (6,780)
   Exercised......................................    (1,800) (125,463)  (1,000)
                                                   ---------  --------  -------
   Balance at end of period....................... 1,691,143   832,943  968,406
                                                   =========  ========  =======
   Options exercisable............................ 1,646,143   832,943  968,406
   Shares available for grant.....................    64,146    98,346   88,346
                                                   =========  ========  =======
   Weighted average option price per share:
     Under option................................. $   21.01  $   8.71  $  8.63
     Exercisable..................................     20.74      8.71     8.63
     Exercised....................................     11.12      7.92    11.28
                                                   =========  ========  =======

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

  The following table summarizes information with respect to the Company's stock options outstanding as of December 31, 1996.

                                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
    RANGE                    ------------------------------------------------ -------------------------------
      OF                          NUMBER      WEIGHTED-AVERAGE   WEIGHTED-         NUMBER        WEIGHTED-
   EXERCISE                    OUTSTANDING       REMAINING        AVERAGE       OUTSTANDING       AVERAGE
    PRICES                   AT DEC. 31, 1996 CONTRACTUAL LIFE EXERCISE PRICE AT DEC. 31, 1996 EXERCISE PRICE
   --------                  ---------------- ---------------- -------------- ---------------- --------------
    $2 to 5.................      276,780        4.2 years         $ 3.27          276,780         $ 3.27
    $5 to 10................      163,305        3.5 years           6.78          163,305           6.78
    $10 to 15...............      391,058        5.7 years          13.36          391,058          13.36
    $30 to 35...............      860,000        9.4 years          32.91          815,000          33.01
                                ---------                                        ---------
                                1,691,143        7.1 years          21.01        1,646,143          20.74
                                =========                                        =========

  Pursuant to the 1985 Plan, stock appreciation rights ("SARs") having lives of up to ten years were granted which give the owners of the SARs the right, upon exercise of the SARs, to receive an amount equal to the excess of the fair market value of the Company's common stock over the price assigned to the SARs. The Company recorded expenses for SARs totaling $1.2 million, $1.1 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. The table below reflects SARs activity for the periods indicated.

                                           YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------
                                1996                1995                1994
                         ------------------- ------------------- -------------------
                            SARS     AVERAGE    SARS     AVERAGE    SARS     AVERAGE
                         OUTSTANDING  PRICE  OUTSTANDING  PRICE  OUTSTANDING  PRICE
                         ----------- ------- ----------- ------- ----------- -------
Balance at beginning of
 period.................   180,707   $11.25    181,907   $11.25    201,130   $11.54
Canceled or expired.....       --       --         --       --     (17,467)   14.60
Exercised...............       --       --      (1,200)   11.28     (1,756)   11.28
                           -------             -------             -------
Balance at end of
 period.................   180,707    11.25    180,707    11.25    181,907    11.25
                           =======             =======             =======

(13) OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  Coast is a party to off-balance sheet financial instruments containing certain types of risk in the normal course of business in order to meet the borrowing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments may include commitments to extend credit in the form of loans or through letters of credit, Swaps and Caps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the dollar amount of liability set forth in the accompanying consolidated statement of financial condition. The contractual or notational amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

  At December 31, 1996, Coast had letters of credit outstanding aggregating $377.6 million which are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in these letters of credit is essentially the same as that involved in making real estate loans. Coast's letters of credit generally expire from one to twelve years after the date of issuance. The outstanding letters of credit were issued in connection with real estate development activities. The letters of credit were collateralized by $26.4 million of Coast's MBS and $362.3 million of FHLB of San Francisco letters of credit (which letters of credit were in turn collateralized by $427.9 million of Coast's loans and securities) at December 31, 1996. Coast receives periodic fees for providing the letters of credit supporting the housing revenue bonds represented by the positive difference, if any, between the rates of interest paid to the bondholders and the rates of interest received from the owners of the various projects. The rates of interest on the tax-exempt housing revenue bonds are reset each week. In the event the rates of interest on the bonds were to exceed the rates of interest on the respective notes, Coast would pay the difference and would not, therefore, receive the periodic fee income

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES described above. These letters of credit fees amounted to $2.4 million, $5.9 million and $9.2 million, in 1996, 1995 and 1994, respectively, and are included in other noninterest income in the accompanying consolidated statement of operations.

  Commitments to originate mortgage loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. At December 31, 1996, Coast had $104.2 million of such commitments outstanding, the majority of which were to fund adjustable rate mortgages on single family residences. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The fair value of commitments to originate mortgage loans was $2.3 million as of December 31, 1996.

  At December 31, 1996, Coast had $79.2 million of approved undisbursed overdraft lines of credit associated with retail checking accounts. Since the majority of the undisbursed amount is not expected to be drawn upon, the total undisbursed amount does not necessarily represent future credit exposure.

  Loans sold with recourse are loans for which the purchaser has partial or full recourse against Coast if any borrower should fail to perform on a loan. See Note 17 for further discussion of loans sold with recourse.

  Coast has at times utilized off-balance sheet financial instruments in order to reduce its own exposure to fluctuations in interest rates. These financial instruments include Swaps and Caps, both of which are considered derivative financial instruments held for purposes other than trading. Swaps generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts. At December 31, 1996, Coast had no remaining Swaps.

  The net effect of the Swaps, exclusive of interest on the related deposits, was to record $38 thousand of interest income in 1996 and $.8 million and $6.2 million of interest expense during 1995 and 1994, respectively, which is included in interest expense on deposits in the accompanying consolidated statement of operations.

  During 1985, Coast entered into a Cap which expires in 1997. The notational balance of the Cap is $75.0 million and the agreement provides for payments of interest to Coast if the three-month LIBOR index, upon which the Cap is based, exceeds a ceiling rate of 12.38%. No payments were made to Coast under the Cap for the periods presented, and management does not anticipate that the interest rate ceiling will be reached prior to the Cap's maturity.

  The following table summarizes the allocation of the GVA attributable to Coast's off-balance sheet items for the periods indicated.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                1996  1995 1994
                                                                ----  ---- ----
                                                                (IN MILLIONS)
   Balance at beginning of period.............................. $ 17  $  8 $ 14
   Additions charged to operations.............................   11   --     9
   Losses charged..............................................  (19)  --   (15)
   Reallocation from loan-related assets.......................  --      9  --
                                                                ----  ---- ----
   Balance at end of period.................................... $  9  $ 17 $  8
                                                                ====  ==== ====

  At December 31, 1996, $5 million of the GVA attributable to off-balance sheet activity related to Coast's letters of credit and $4 million related to loans sold with recourse. While based on currently available information, Coast believes it has adequately provided for losses which might emanate from these sources, deterioration of economic conditions or other circumstances could result in the need for additional allowances.

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(14) CONTINGENT LIABILITIES

  There are various actions pending against Coast or the Company but, in the opinion of management, the probable liability resulting from such suits is unlikely, individually or in the aggregate, to have a material effect on Coast.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST    SECOND   THIRD     FOURTH
                                  QUARTER  QUARTER  QUARTER   QUARTER    YEAR
                                  -------- -------- --------  -------- --------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1996
Interest income.................  $150,982 $149,176 $149,733  $153,559 $603,450
Interest expense................    96,706   95,148   97,001    99,795  388,650
Net interest income.............    54,276   54,028   52,732    53,764  214,800
Provision for loan losses.......    10,000   10,000   10,000    40,000   70,000
Net earnings....................     9,502    7,795  (16,100)    9,639   10,836
Primary earnings per share of
 common stock:
  Net earnings (1)..............       .50      .41     (.87)      .50      .56
Fully diluted earnings per share
 of common stock:
  Net earnings (1)..............       .50      .41     (.87)      .50      .56
Market range:
  High bid......................    33.750   34.000   35.125    37.375
  Low bid.......................    26.500   29.250   29.250    37.375
1995
Interest income.................  $145,034 $154,703 $158,593  $154,851 $613,181
Interest expense................    97,624  105,607  106,187   102,712  412,130
Net interest income.............    47,410   49,096   52,406    52,139  201,051
Provision for loan losses.......    10,000   10,000   10,000    10,000   40,000
Net earnings....................     3,478    5,633   14,762     8,929   32,802
Primary earnings per share of
 common stock:
  Net earnings (1)..............       .18      .30      .77       .47     1.72
Fully diluted earnings per share
 of common stock:
  Net earnings (1)..............       .18      .30      .77       .47     1.71
Market range:
  High bid......................    16.375   21.250   28.125    34.625
  Low bid.......................    13.625   16.500   19.375    25.500

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

                        STATEMENT OF FINANCIAL CONDITION

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
ASSETS
Cash......................................................... $     42 $     25
Short term investments.......................................    4,795    2,394
Mortgage-backed securities ("MBS") available for sale........    7,847    9,363
Interest receivable and other assets.........................      332      431
Investment in subsidiary.....................................  469,682  463,077
                                                              -------- --------
                                                              $482,698 $475,290
                                                              ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Senior Notes................................................. $ 56,532 $ 56,227
Other liabilities............................................    1,635    1,629
                                                              -------- --------
                                                                58,167   57,856
                                                              -------- --------
Stockholders' equity:
  Common stock...............................................      186      186
  Additional paid-in capital.................................  265,055  265,018
  Unrealized gain on securities available for sale...........    2,778    6,554
  Retained earnings..........................................  156,512  145,676
                                                              -------- --------
    Total stockholders' equity...............................  424,531  417,434
                                                              -------- --------
                                                              $482,698 $475,290
                                                              ======== ========

                            STATEMENT OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Dividends received from subsidiary.................. $ 6,000  $ 6,000  $ 2,000
                                                     -------  -------  -------
Interest Income:
  MBS...............................................     485      560      504
  Investment securities.............................     216      291      156
                                                     -------  -------  -------
                                                         701      851      660
                                                     -------  -------  -------
Equity in undistributed net earnings (loss) of
 subsidiary.........................................   7,918   30,038   (5,401)
Interest expense on borrowings......................  (6,105)  (6,105)  (6,102)
General and administrative expense..................     (68)    (140)     (29)
Income tax benefit..................................   2,390    2,158    2,334
                                                     -------  -------  -------
    Net earnings (loss)............................. $10,836  $32,802  $(6,538)
                                                     =======  =======  =======

                 COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   -------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)............................. $10,836  $ 32,802  $ (6,538)
  Adjustments to reconcile net earnings (loss) to
   net cash provided (used) by operations:
    Amortization of premiums and discounts........     345       346       346
    Net (increase) decrease in interest
     receivable...................................     116      (119)       10
    Deferred income tax benefit...................  (2,390)   (2,158)   (2,334)
    Equity in net (earnings) loss of subsidiary...  (7,918)  (30,038)    5,401
    Other.........................................      48      (864)       43
                                                   -------  --------  --------
      Total adjustments...........................  (9,799)  (32,833)    3,466
                                                   -------  --------  --------
      Net cash provided (used) by operating
       activities.................................   1,037       (31)   (3,072)
                                                   -------  --------  --------
  Cash flows from investing activities:
    Principal repayments on MBS available for
     sale.........................................   1,344     1,043     1,444
    Equity investment in subsidiary...............     --     (3,000)      --
                                                   -------  --------  --------
      Net cash provided (used) by investing
       activities.................................   1,344    (1,957)    1,444
                                                   -------  --------  --------
  Cash flows from financing activities:
    Common stock options exercised................      37     1,858        11
                                                   -------  --------  --------
      Net cash provided by financing activities...      37     1,858        11
                                                   -------  --------  --------
      Net increase (decrease) in cash and cash
       equivalents................................   2,418      (130)   (1,617)
Cash and cash equivalents at beginning of year....   2,419     2,549     4,166
                                                   -------  --------  --------
Cash and cash equivalents at end of year.......... $ 4,837  $  2,419  $  2,549
                                                   =======  ========  ========
Supplemental schedule of noncash investing
 activities:
  Unrealized gain (loss) on securities available
   for sale, net of taxes......................... $(3,776) $  7,560  $(11,827)

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(17) MORTGAGE BANKING ACTIVITIES

  In recent years, the primary reasons Coast has sold mortgage loans have been to reduce asset size or constrain asset growth and to liquidate newly originated fixed rate product. The following table represents components of the Company's mortgage banking activities for each of the periods indicated.

                                                AT OR FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Loans receivable held for sale:
  Loans originated, net of refinances...... $  130,678  $  146,024  $  516,343
  Sale of loans............................    105,329      44,197      28,398
  Gain (loss) on sales.....................       (304)        403      (2,352)
  Balance at end of period, at the lower of
   amortized historical cost or fair value.    106,122     221,032     160,665
MBS available for sale:
  Sale of MBS..............................        --       35,335     334,617
  Gain (loss) on sales.....................        --         (287)      1,812
  Balance at end of period, at fair value..    312,002     354,398     328,913
Loans serviced for others..................  3,067,843   3,416,880   3,960,564
Loan servicing fee income..................      8,847       9,829      10,715

  The following table summarizes the activity in the capitalized Excess Mortgage Servicing Rights, which are included in interest receivable and other assets in the accompanying consolidated statement of financial condition, for the periods indicated.

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Balance at beginning of period...................... $33,572  $38,849  $52,290
Additions...........................................   2,776      284    6,176
Amortization........................................  (4,229)  (5,021)  (7,968)
Adjustments due to prepayments exceeding expected
 levels.............................................    (442)    (540)  (1,758)
Elimination of Excess Mortgage Servicing Rights.....     --       --    (9,891)
                                                     -------  -------  -------
Balance at end of period............................ $31,677  $33,572  $38,849
                                                     =======  =======  =======

  There were no Mortgage Servicing Rights capitalized during 1996.

  During the years ended December 31, 1996, 1995 and 1994, Coast did not sell loans with recourse or subordination. At December 31, 1996, 1995 and 1994, the principal balances of loans sold with recourse or subordination totaled $359.4 million, $398.5 million and $437.9 million, respectively, and the amount of recourse or subordination against Coast totaled $73.8 million, $78.5 million and $84.4 million, respectively. Losses on loans sold with recourse or subordination totaled $1.9 million, $4.4 million and $2.2 million in 1996, 1995 and 1994, respectively.

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

(18) FINANCIAL HIGHLIGHTS BY BUSINESS SEGMENT

  Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. CoastFed Services ("CFS"), a wholly owned subsidiary of Coast, provides hazard and other insurance and investment products as an agent for insurers and mutual funds, and also provides a range of trustee services, including acting as trustee on deeds of trust held by Coast. The following table represents financial highlights, net of intercompany transactions, concerning the Company's principal business segments for the periods indicated.

                                                 AT OR FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                             ---------------------------------
                                                1996        1995       1994
                                             ----------  ---------- ----------
                                                      (IN THOUSANDS)
Revenues:
  Coast..................................... $  638,119  $  655,795 $  521,152
                                             ----------  ---------- ----------
  CFS:
    Insurance/annuity/mutual fund sales
     commissions............................     13,106      12,675     13,226
    Trustee and reconveyance fees and other.      2,330       2,330      3,176
                                             ----------  ---------- ----------
                                                 15,436      15,005     16,402
                                             ----------  ---------- ----------
    Consolidated revenues................... $  653,555  $  670,800 $  537,554
                                             ==========  ========== ==========
Earnings (loss) before income tax expense
 (benefit):
  Coast..................................... $  (21,100) $   41,291 $  (27,582)
  CFS.......................................     10,451      10,346     11,627
                                             ----------  ---------- ----------
    Consolidated earnings (loss) before
     income tax expense (benefit)........... $  (10,649) $   51,637 $  (15,955)
                                             ==========  ========== ==========
Assets:
  Coast..................................... $8,702,259  $8,248,619 $8,194,433
  CFS.......................................      2,693       3,061      2,084
                                             ----------  ---------- ----------
    Consolidated assets..................... $8,704,952  $8,251,680 $8,196,517
                                             ==========  ========== ==========

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

                                            DECEMBER 31, 1996
                             --------------------------------------------------
                                      1996                      1995
                             ------------------------  ------------------------
                              CARRYING       FAIR       CARRYING       FAIR
                                VALUE        VALUE        VALUE        VALUE
                             -----------  -----------  -----------  -----------
                                             (IN THOUSANDS)
ASSETS
Cash and due from banks
 (Note 2)..................  $   138,861  $   138,861  $   119,717  $   119,717
Federal funds sold and
 other short term
 investments (Note 2)......      198,795      198,795       30,394       30,394
Investment securities (Note
 2)........................       35,833       35,980       72,785       73,186
Loans receivable, net (Note
 3)........................    5,749,985    5,830,989    5,245,464    5,403,392
Loans receivable held for
 sale (Note 3).............      106,122      109,566      221,032      229,955
MBS (Note 4)...............    1,731,268    1,740,075    1,817,403    1,830,640
MBS available for sale
 (Note 4)..................      312,002      312,002      354,398      354,398
FHLB stock (Note 2)........       90,882       90,882       85,837       85,837
LIABILITIES
Deposits (Note 7)..........   (6,356,448)  (6,366,186)  (6,123,472)  (6,134,630)
FHLB advances (Note 8).....   (1,104,200)  (1,102,783)    (804,250)    (808,300)
Other borrowings (Note 8)..     (643,521)    (647,544)    (733,340)    (735,641)
Capital Notes (Note 8).....      (55,997)     (64,113)     (55,746)     (65,406)
OFF-BALANCE SHEET FINANCIAL
 INSTRUMENTS (NOTE 13)
Swaps......................          --           --           --           310
Caps.......................          --           --           --           --
Commitments to originate
 mortgage loans............          --         2,252          --         2,194
Letters of credit..........          --        (5,000)         --       (12,000)
Loans sold with recourse...          --        (4,000)         --        (5,000)

                COAST SAVINGS FINANCIAL, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

  Those portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with registrant's Annual Meeting of Stockholders to be held on April 23, 1997 ("Proxy Statement"), appearing under the captions "Election of Directors", "Executive Officers Who are Not Directors," and, to the extent required by 17 C.F.R. 229.405, "Security Ownership of Management," are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The portion of the Proxy Statement appearing under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                   EXHIBITS*

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
  3.1    Current Certificate of Incorporation of the Registrant (Exhibit 3.0 to
          Form 8-K dated September 1, 1989)
  3.2    Bylaws of the Registrant (Exhibit 3.1 to Form 8-K dated September 1,
          1989)
  4.1    Section 4 of the Registrant's Certificate of Incorporation and
          Articles III and IX of the Registrant's laws (page 5 of Exhibit 3.0 and pages 1-5 and 13-14 of Exhibit 3.1 to Form 8-K dated September 1,
          1989)
  4.2    Shareholder Rights Plan (Exhibit 1.1 to Form 8-A dated September 1,
          1989)
  4.3    Copies of instruments defining the rights of holders of long-term debt of the Registrant or any of its subsidiaries are, under Item
          601(b)(4)(iii)(A) of Regulation S-K, not required to be filed, but will be filed upon request of the Commission.
 10.1**  1996 Coast Savings Financial, Inc., Equity Incentive Plan (Exhibit 4.1
          to Form S-8 dated June 20, 1996)
 10.2**  Board of Directors Retirement Plan of Coast (Exhibit 10.21 to Form 8-K
          dated September 1, 1989)
 10.3**  Form of Deferred Compensation Plan, effective January 29, 1996, as amended
 10.4**  Pension Plan of Coast (Exhibit 10.22 to Form 8-K dated September 1,
          1989)
 10.5**  First Amendment to Pension Plan of Coast (Exhibit 10.23 to Form 8-K
          dated September 1, 1989)
 10.6**  Form of Post-Retirement Compensation Arrangement of Coast (Exhibit
          10.9 to Form 10-K dated March 30, 1990)
 10.7**  Executive and Senior Management Short-Term Compensation Incentive
          Plans of Coast, effective January 1, 1996 (Exhibit 10.6 to Form 10-K dated March 27, 1996)
 10.8**  Executive and Senior Management Short-term Compensation Incentive Plan effective January 1, 1997.
 10.9**  Amended and Restated Executive Supplemental Retirement Plan of Coast,
          dated February 28, 1996 (Exhibit 10.7 to Form 10-K dated March 27,
          1996)
 10.10** 1985 Stock Option and Stock Appreciation Rights Plan of Coast as
          amended through February 22, 1989 (Exhibit 10.5 to Form 8-K dated
          September 1, 1989)
 10.11** Coast Federal Bank, Federal Savings Bank Performance Share Plan for
          Key Employees dated July 22, 1992 (Exhibit 10.16 to Form 10-K dated
          March 6, 1993)
 10.12** Amended and Restated Employment Agreement between Ray Martin and Coast dated as of January 1, 1996 (Exhibit 10.11 to Form 10-K dated March
          27, 1996)
 10.13** Amended and Restated Employment Agreement between Robert L. Hunt II and Coast dated as of January 1, 1996 (Exhibit 10.12 to Form 10-K dated March 27, 1996)
 10.14** Amended and Restated Employment Agreement between Norman H. Raiden and
          Coast dated as of January 1, 1996 (Exhibit 10.13 to Form 10-K dated
          March 27, 1996)

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
 10.15** Amended and Restated Employment Agreement between James R. Boyle and
          Coast dated as of January 1, 1996 (Exhibit 10.14 to Form 10-K dated
          March 27, 1996)
 10.16** Amended Restated Employment Agreement between James F. Barritt and
          Coast dated as of January 1, 1996 (Exhibit 10.16 to Form 10-K dated
          March 27, 1996)
 10.17** Deferred Compensation Plan Agreement between Harold B. Starkey, Jr.
          and First Federal Savings and Loan Association and assumed by Coast
          (Exhibit 10.16 to Form 8-K dated September 1, 1989).
 10.18** Deferred Compensation Death Benefit Plan between Leon S. Angvire and
          Coast (Exhibit 10.24 to Form 10-K dated March 30, 1990)
 10.19** Severance Agreement between Gerald I. Rich and Coast dated January 20,
          1995 (Exhibit 10.27 to Form 10-K dated March 28, 1995)
 10.20** Severance Agreement between Mark T. Neal and Coast dated January 20,
          1995 (Exhibit 10.28 to Form 10-K dated March 28, 1995)
 10.21** Coast Director Share Purchase Plan adopted April 27, 1994 (Exhibit
          10.29 to Form 10-K dated March 28, 1995)
 11.1    The statement regarding computation of per share earnings is included in Note 10 to Registrant's Consolidated Financial Statements and
          incorporated herein by this reference
 13.1    Not Applicable
 22.1    Subsidiaries (Exhibit 22.1 to Form 10-K dated March 28, 1995)
 23.1    Consent of KPMG Peat Marwick LLP
 27.1    Financial Data Schedule

--------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

**Indicates employment or compensation agreements affecting past or present executive officers and directors.

                         FINANCIAL STATEMENT SCHEDULES

  All financial statement schedules have been omitted because they are not applicable or the required information is shown in the body of this Form 10-K.

                              REPORTS ON FORM 8-K

  No Current Reports on Form 8-K were filed for the three months ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Coast Savings Financial, Inc.

                                          By:       /s/ Ray Martin
                                             --------------------------------
                                                       RAY MARTIN
                                                  CHAIRMAN OF THE BOARD
                                               AND CHIEF EXECUTIVE OFFICER

Date: March 25, 1997

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                NAME                           CAPACITY                   DATE
                ----                           --------                   ----

         /s/ Ray Martin              Chairman of the Board,          March 25, 1997
____________________________________  Chief Executive Officer
            (RAY MARTIN)              and Director (Principal
                                      Executive Officer)

      /s/ Robert L. Hunt II          President, Chief Operating      March 25, 1997
____________________________________  Officer and Director
        (ROBERT L. HUNT II)

      /s/ James F. Barritt           Senior Executive Vice           March 25, 1997
____________________________________  President and Chief
         (JAMES F. BARRITT)           Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

       /s/ Leon S. Angvire           Director                        March 25, 1997
____________________________________
         (LEON S. ANGVIRE)

        /s/ John C. Argue            Director                        March 25, 1997
____________________________________
          (JOHN C. ARGUE)

      /s/ Gerald D. Barrone          Director                        March 25, 1997
____________________________________
        (GERALD D. BARRONE)

      /s/ Joan Milke Flores          Director                        March 25, 1997
____________________________________
        (JOAN MILKE FLORES)

        /s/ Jack P. Libby            Director                        March 25, 1997
____________________________________
          (JACK P. LIBBY)

   /s/ Thomas V. McKernan, Jr.       Director                        March 25, 1997
____________________________________
     (THOMAS V. MCKERNAN, JR.)

      /s/ James P. Miscoll           Director                        March 25, 1997
____________________________________
         (JAMES P. MISCOLL)

       /s/ Keith W. Renken           Director                        March 25, 1997
____________________________________
         (KEITH W. RENKEN)

   /s/ Harold B. Starkey, Jr.        Director                        March 25, 1997
____________________________________
      (HAROLD B. STARKEY, JR.)


                             DIRECTORS AND OFFICERS
LEON S. ANGVIRE

JOHN C. ARGUE

GERALD D. BARRONE

JOAN MILKE FLORES

ROBERT L. HUNT II*
President and Chief Operating Officer

JACK P. LIBBY

RAY MARTIN*
Chairman of the Board and Chief Executive Officer

THOMAS V. MCKERNAN, JR.
JAMES P. MISCOLL

KEITH W. RENKEN

HAROLD B. STARKEY, JR.

Officers

RAY MARTIN*
Chairman of the Board and Chief Executive Officer

ROBERT L. HUNT II*
President and Chief Operating Officer

JAMES F. BARRITT*
Chief Financial Officer and Senior Executive
Vice President

JAMES R. BOYLE*
Senior Executive Vice President
Loan Group
NORMAN H. RAIDEN*
Senior Executive Vice President
Legal/Appraisal/MIS Group

HOWARD BENNETT, JR.
Senior Vice President
Branch Division

RON FOX
Senior Vice President and Chief Appraiser
Appraisal Division


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

GERALD I. RICH*
Senior Vice President
Controller/Treasurer Division

LEON SCALES
Senior Vice President
Wholesale Lending Division

THELMA SHOUSE
Senior Vice President
MIS Division

ALAN D. ORECHWA
Senior Vice President
Internal Audit/Security/Compliance

ELDON L. RICHARDSON II
Senior Vice President
Loan Production/Mortgage Banking Division

PRISCILLA FINCH*
Corporate Secretary
Assistant Vice President Investor Relations


-------------
* Also Officers of Coast Savings Financial, Inc.

                             CORPORATE INFORMATION

Executive Offices

COAST SAVINGS FINANCIAL, INC.
1000 Wilshire Boulevard, Los Angeles, CA 90017-2457 (213) 362-2000

Stockholder Information

INVESTOR RELATIONS DEPARTMENT
1000 Wilshire Boulevard, Los Angeles, CA 90017-2457 (213) 362-2134

Common Stock

Coast's stock is traded on the New York and Pacific Stock Exchanges under the ticker symbol CSA.

Stock Transfer Agent and Registrar

CHEMICALMELLON SHAREHOLDER SERVICE
P.O. Box 7708, San Francisco, CA 94120 (415) 954-9540

Independent Auditors

KPMG PEAT MARWICK LLP
725 South Figueroa Street, Los Angeles, CA 90017 (213) 972-4000

Annual Meeting

Sierra Room of the Omni Los Angeles Hotel, 930 Wilshire Boulevard, Los Angeles, CA 90017 Wednesday, April 23, 1997, 2:00 pm

Principal Subsidiaries and Affiliates

COAST FEDERAL BANK, FSB
Administrative Offices, 8433 Fallbrook Avenue, West Hills, CA 91304-3226 (818) 316-8000

COAST FED SERVICES
8433 Fallbrook Avenue, West Hills, CA 91304-3226 (818) 316-8800