Form 10-Q
period 1997-03-31
COAST SAVINGS FINANCIAL INC
filed 1997-05-14
CIK 841074

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31 1997

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

      As of May 5, 1997, the registrant had 18,592,567 shares of common stock, $.01 par value, outstanding. The shares of common stock represent the only class of common stock of the registrant.

                PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS
         --------------------

Consolidated Statement of Financial Condition at March 31,
1997 and December 31, 1996.

Consolidated Statement of Operations for the Three Months
Ended March 31, 1997 and 1996.

Consolidated Statement of Cash Flows for the Three Months
Ended March 31, 1997 and 1996.

Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                             March 31,     December 31,
                                               1997           1996
                                           ------------   ------------
                                                 (In thousands)
Assets
------
Cash and due from banks                      $  133,031     $  138,861
Federal funds sold and other short
  term investments                              184,140        198,795
Investment securities held to
  maturity (fair value of $39.8
  million and $36.0 million)                     39,695         35,833
Loans receivable, net                         5,907,224      5,749,985
Loans receivable held for sale, at
  the lower of cost or fair value
  (fair value of $131.6 million
  and $109.6 million)                           128,484        106,122
Mortgage-backed securities held to
  maturity (fair value of $1.68
  billion and $1.74 billion)                  1,681,514      1,731,268
Mortgage-backed securities available
  for sale, at fair value                       303,601        312,002
Real estate held for sale                        36,371         41,259
Federal Home Loan Bank stock                     92,351         90,882
Land and depreciable assets                      93,324         95,010
Interest receivable and other assets            191,372        198,697
Goodwill                                          5,968          6,238
                                             ----------     ----------
                                             $8,797,075     $8,704,952
                                             ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                   $6,493,244     $6,356,448
  Federal Home Loan Bank advances             1,022,500      1,104,200
  Other borrowings                              659,996        643,521
  Other liabilities                             126,129        115,508
  Income taxes                                    3,229          4,747
  Capital notes                                  56,059         55,997
                                             ----------     ----------
                                              8,361,157      8,280,421
                                             ----------     ----------

Stockholders' Equity:
  Serial preferred stock, without
    par value; 50,000,000 shares
    authorized, none outstanding                      -              -
  Common stock, $.01 par value;
    100,000,000 shares authorized
    18,592,567 and 18,584,717 shares
    issued and outstanding at
    March 31, 1997, and December 31,
    1996, respectively                              186            186
  Additional paid-in capital                    265,343        265,055
  Unrealized gain on securities
    available for sale, net of taxes              1,619          2,778
  Retained earnings                             168,770        156,512
                                             ----------     ----------
                                                435,918        424,531
                                             ----------     ----------
                                             $8,797,075     $8,704,952
                                             ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                Three Months Ended
                                                    March 31,
                                              ---------------------
                                                1997         1996
                                              --------     --------
                                                 (In thousands
                                            except per share amounts)
Interest income:
  Loans receivable                            $117,477     $111,168
  Mortgage-backed securities                    32,025       34,624
  Investment securities                          5,578        5,190
                                              --------     --------
                                               155,080      150,982
                                              --------     --------
Interest expense:
  Deposits                                      72,675       71,286
  Borrowings                                    26,686       25,420
                                              --------     --------
                                                99,361       96,706
                                              --------     --------
    Net interest income                         55,719       54,276
  Provision for loan losses                      8,000       10,000
                                              --------     --------
    Net interest income after provision
      for loan losses                           47,719       44,276
                                              --------     --------
Noninterest income:
  Loan servicing fees and charges                3,132        3,458
  Other                                          9,252        9,574
                                              --------     --------
                                                12,384       13,032
                                              --------     --------
Noninterest expense:
  Compensation and benefits                     17,638       16,408
  Office occupancy, net                          9,874        9,923
  Federal deposit insurance premiums             1,464        4,421
  Other general and administrative
    expenses                                     8,859        8,821
                                              --------     --------
    Total general and administrative
      expenses                                  37,835       39,573
  Real estate operations, net                      863        1,622
  Amortization of goodwill                         270          276
                                              --------     --------
                                                38,968       41,471
                                              --------     --------
    Earnings before income tax expense          21,135       15,837
Income tax expense                               8,877        6,335
                                              --------     --------
    Net earnings                              $ 12,258     $  9,502
                                              ========     ========
Net earnings per share of common stock:
  Primary                                        $ .63         $.50
                                                 =====         ====
  Fully diluted                                  $ .63         $.50
                                                 =====         ====

See accompanying Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                  1997           1996
                                                                ---------     ---------
                                                                    (In thousands)
Cash flows from operating activities:
  Net earnings                                                  $  12,258     $   9,502
                                                                ---------     ---------
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
    Proceeds from the sale of loans held for
      sale                                                         10,261        46,825
    Net increase in accounts payable                                9,942           545
    Deferred income tax expense                                     8,877         5,937
    Provision for loan losses                                       8,000        10,000
    Net decrease (increase) in accounts receivable                  3,305        (8,764)
    Loans originated for sale, net of
      refinances and principal payments                           (26,471)      (12,920)
    Other                                                          (8,871)      (11,352)
                                                                ---------     ---------
      Total adjustments                                             5,043        30,271
                                                                ---------     ---------
      Net cash provided by operations                              17,301        39,773
                                                                ---------     ---------
Cash flows from investing activities:
  Loans originated for investment, net of
    refinances                                                   (319,265)     (196,518)
  Repurchase of loans                                              (4,825)       (4,838)
  Principal repayments on loans                                   154,356       123,901
  Principal repayments on mortgage-backed
    securities ("MBS") held to maturity                            50,226        53,513
  Principal repayments on MBS available for
    sale                                                            6,331         8,458
  Maturities and principal repayments on
    investment securities                                           4,015            14
  Net decrease in short term investment
    securities                                                      2,177         2,081
  Purchase of investment securities                               (10,054)          (51)
  Purchase of land and depreciable assets, net                     (1,392)       (6,016)
  Sale of real estate held for sale                                 8,863        11,627
                                                                ---------     ---------
      Net cash used by investing activities                      (109,568)       (7,829)
                                                                ---------     ---------










Continued

CONSOLIDATED STATEMENT OF CASH FLOWS


Continued


                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                  1997           1996
                                                                ---------     ---------
                                                                    (In thousands)
Cash flows from financing activities:
  Net increase in deposits                                        136,796       126,598
  Net decrease in FHLB advances                                   (81,700)      (77,250)
  Net increase in short-term borrowings                            16,398       (68,063)
  Common stock options exercised                                      288             6
                                                                ---------    ----------
    Net cash provided (used) by financing activities               71,782       (18,709)
                                                                ---------    ----------
Net increase (decrease) in cash and cash
  equivalents                                                     (20,485)       13,235

Cash and cash equivalents at beginning of year                    337,656       150,111
                                                                ---------    ----------
Cash and cash equivalents at end of period                      $ 317,171    $  163,346
                                                                =========    ==========
Supplemental disclosures of cash flow
  information:
  Cash payments of interest                                     $  35,477    $   37,397
  Cash payments of income taxes, net                                   30            30
Supplemental schedule of noncash investing
  and financial activities:
  Interest credited to depositors' accounts                        63,356        60,688
  Loans exchanged for MBS, net                                          -             -
  Additions to loans resulting from the
    sale of real estate acquired in
    settlement of loans                                            12,745         7,307
  Additions to real estate acquired in
    settlement of loans                                            16,776        19,147
  Decrease of unrealized gain on securities
    available for sale, net of taxes                               (1,159)       (1,584)


















See accompanying Notes to Consolidated Financial Statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Coast Savings Financial, Inc. (the "Company") is the holding company for Coast Federal Bank, Federal Savings
Bank ("Coast" or the "Bank"). The unaudited consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange
Commission. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 122, although the general concepts of SFAS 122 are retained in it. Effective
January 1, 1997, Coast adopted SFAS No. 125. There was no material effect on the Company's financial condition as of March 31, 1997, or results of operations for the three-month period then ended, resulting from the adoption of SFAS No. 125.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. In February 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"). SFAS 128 provides revised reporting standards for earnings per share and is effective for financial statement periods ending after December 15, 1997, with earlier application not permitted. SFAS 128 eliminates primary and fully diluted earnings per share disclosures and adds new disclosures of basic and diluted earnings per share. Had the Company applied SFAS 128 to the accompanying consolidated financial statements, basic earnings per share would have been $.66 and $.51 for the three months ended March 31, 1997 and 1996, respectively, and diluted earnings per share would have been $.64 and $.50 for the same periods, respectively.


4.  Cash and cash equivalents includes:

                                               March 31,
                                         --------------------
                                           1997        1996
                                         --------    --------
                                           (In thousands)
Cash and due from banks            $133,031     $145,602
Repurchase agreements               110,000            -
Federal funds sold                   66,000       12,000
Commercial paper                      8,140        5,744
                                   --------     --------
                                   $317,171     $163,346
                                   ========     ========

/TABLE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General
-------
     The Company is the sole stockholder of Coast. Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at March 31, 1997. Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At March 31, 1997, Coast operated 92 retail banking offices in California providing consumer banking services as well as residential real estate loans.
Coast is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

Results of Operations
---------------------
     Net earnings for the first quarter of 1997, were $12.3 million compared to net earnings of $9.5 million for the first quarter of 1996. The increase in net earnings from 1996 to 1997 was due primarily to a reduction in the provision for loan losses and a decrease in federal deposit insurance premiums.

     NET INTEREST INCOME. The effect on net interest income of changes in interest rates and balances of interest-earning assets and interest-bearing liabilities is illustrated in the following table. Information is provided on changes for the periods indicated attributable to (i) changes in rates (changes in the weighted average rate multiplied by the prior period average portfolio balance), (ii) changes in volume (changes in the average portfolio balance multiplied by the prior period weighted average rate) and (iii) the combined effect of changes in rates and volume (changes in the weighted average rate multiplied by the change in the average portfolio balance).

                                          Three Months Ended
                                            March 31, 1997
                                                Versus
                                          Three Months Ended
                                            March 31, 1996
                                  -----------------------------------
                                          Amount of increase
                                      (decrease) due to change in:
                                  -----------------------------------
                                  Average  Average   Average
                                   Rate     Volume  Rate/Vol.   Total
                                  -------  -------  ---------   -----
                                              (In thousands)

Interest Income:
  Loans                           $(2,464) $ 9,058     $(285) $ 6,309
  MBS                                (798)  (1,868)       67   (2,599)
  Investment securities              (203)     615       (24)     388
                                  -------  -------     -----  -------
  Total interest income            (3,465)   7,805      (242)   4,098
                                  -------  -------     -----  -------

Interest Expense:
  Deposits                           (775)   2,254       (90)   1,389
  Borrowings                       (1,090)   2,482      (126)   1,266
                                  -------  -------     -----  -------
  Total interest expense           (1,865)   4,736      (216)   2,655
                                  -------  -------     -----  -------
Change in net interest income     $(1,600) $ 3,069     $ (26) $ 1,443
                                  =======  =======     =====  =======


     Interest income for the quarter ended March 31, 1997, increased by $4.1 million from the amount reported for the first quarter of 1996. This was caused by an increase in the average balance of interest-earning assets totaling approximately $375 million, partially offset by a decrease in the average rate earned on such assets of 15 basis points, to 7.43%.

     Interest expense recorded during the first quarter of 1997 increased by $2.7 million from the amount recorded during the corresponding quarter of 1996. This increase resulted from an increase in the average balance of interest-bearing liabilities of approximately $360 million, partially offset by a decrease in the average rate paid on such liabilities of 8 basis points, to 4.83%. The increase in the average balance of liabilities included an increase in the average balance of borrowings of approximately $164 million and by an increase in average deposits of approximately $196 million.

     NONINTEREST INCOME. Noninterest income decreased for the three months ended March 31, 1997, by $648 thousand from the amount recorded in the corresponding period of 1996 due to a $326 thousand decrease in loan servicing fees and charges and a $322 thousand decrease in other noninterest income.

     Noninterest expense. Noninterest expense for the three months ended March 31, 1997, decreased by $2.5 million from the corresponding period of 1996. The decrease was primarily due to decreases of $3.0 million in federal deposit insurance premiums and $.8 million in real estate operations, net, partially offset by an increase of $1.2 million in compensation expense. The reduction in federal deposit insurance premiums reflects decreased insurance rates due to the recapitalization of the Savings Association Insurance Fund ("SAIF") in 1996.

     INCOME TAXES. Income tax expense of $8.9 million and $6.3 million was recorded for the first three months of 1997 and 1996, respectively. This represented accruals of federal income and California franchise taxes on adjusted pretax earnings. The "effective income tax rate" (the ratio of income tax expense to pretax earnings) was 42% and 40% for the first three months of 1997 and 1996, respectively.

Asset/Liability Management
--------------------------

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

     Coast measures its exposure to interest rate risk using a variety of techniques. One commonly used measure of such exposure is the difference between the amounts of financial assets and liabilities maturing or repricing over various periods (the "maturity gap"). The following table illustrates the contractual maturities, as adjusted for estimates of prepayments and for the frequency of rate changes ("Repricing Mechanisms") of the financial assets and liabilities of Coast as of March 31, 1997. The table also reports the maturity gap between Coast's repricing or maturing financial assets and liabilities. The interest rate sensitivity of Coast's financial assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions utilized.

                                              Over    Over
                                              One     Five   Over
                                   Within   to Five  to Ten   Ten
                                  One Year    Years   Years  Years   Total
                                  --------  -------  ------  -----   -----
                                            (Dollars in millions)
Interest-earning assets:
  Cash and investment securities:
    Cash and due from banks         $  133    $   -    $  -   $  -  $  133
    Investment securities              211        5       -      8     224
  Loans and MBS:
    ARMs                             7,594      241       -      -   7,835
    Fixed rate                          53       63      53     17     186
  FHLB stock                            92        -       -      -      92
                                    ------    -----    ----    ---  ------
      Total                         $8,083    $ 309    $ 53    $25  $8,470
                                    ======    =====    ====    ===  ======
Interest-bearing liabilities:
  Deposits:
    Checking accounts               $  835    $   -    $  -   $  -  $  835
    Money market accounts              609        -       -      -     609
    Certificate of deposits          4,610      414      25      -   5,049
  Borrowings:
    FHLB advances                      998       25       -      -   1,023
    Other                              603       57      56      -     716
                                    ------    -----    ----    ---  ------
      Total                         $7,655    $ 496    $ 81   $  -  $8,232
                                    ======    =====    ====    ===  ======
Maturity gap                        $  428    $(187)   $(28)  $ 25  $  238

                                    ======    =====    ====    ===  ======

  Cumulative maturity gap           $  428    $ 241    $213   $238  $  238
                                    ======    =====    ====    ===  ======
  Cumulative maturity gap as a
    percentage of total assets           5%       3%      2%     3%      3%
                                        ==       ==      ==     ==      ==

     The Bank has matched interest rate sensitivities primarily through the origination of adjustable rate mortgage loans ("ARMs"), the sale of fixed rate mortgage loans and the acquisition of term funding. Except for the utilization of interest rate exchange agreements ("Swaps") from time to time, Coast has generally not utilized derivative financial instruments to manage interest rate or other risks. Historically, Coast's cost of funds has closely matched the Eleventh District cost of funds index ("COFI"), with the result that increases in Coast's cost of funds are accompanied by increases in interest rates on its COFI-based loans and MBS. However, because of the inherent lag in the reset mechanism of these assets, Coast's interest rate spreads generally can be expected to initially increase as COFI begins to decline and to initially decrease as COFI begins to rise.

     Substantially all ARMs originated in recent years have been COFI-based products. As of March 31, 1997, Coast had $5.38 billion (88%) of loans and $1.74 billion (88%) of MBS tied to COFI in its loan and MBS portfolios, which totaled $6.12 billion and $1.99 billion, respectively. Coast originated $392.3 million and $226.7 million of ARMs during the three month periods ended March 31, 1997 and 1996, respectively. At March 31, 1997, ARMs and adjustable rate MBS totaled $5.96 billion and $1.95 billion, respectively, or a combined 98% of Coast's total loans and MBS.

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

     Sales of mortgage assets held or available for sale in recent years, have been undertaken primarily to reduce asset size or constrain asset growth and to liquidate newly originated fixed rate product. The marketability of loans, loan participations and MBS depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. During the three months ended March 31, 1997, Coast sold $10.3 million of mortgage loans from its held for sale portfolio.

Loan Portfolio and Off-balance Sheet Risk Elements and Non-
performing Assets
-----------------------------------------------------------

     Coast defines nonperforming assets to include (i) loans on which it has ceased to accrue interest ("Nonaccrual Loans"), and
(ii) foreclosed real estate owned. Following is a table which sets forth the composition of nonperforming assets by underlying collateral type at the dates indicated.

                                        March 31, 1997      December 31, 1996
                                      ------------------   -------------------
                                                 Percent               Percent
                                       Balance  of Total    Balance   of Total
                                       -------  --------    -------  --------
                                               (Dollars in thousands)

Nonaccrual Loans:
  Single family residential           $ 54,601        46%  $ 56,740         46%
  Multifamily residential               22,222        19     19,295         16
  Commercial and other                   4,976         4      6,769          5
                                      --------       ---   --------        ---
                                        81,799        69     82,804         67
                                      --------       ---   --------        ---

Foreclosed real estate owned:
  Single family residential             26,874        23     22,708         18
  Multifamily residential                5,815         5      6,324          5
  Commercial and other                   3,682         3     12,227         10
                                      --------       ---   --------        ---
                                        36,371        31     41,259         33
                                      --------       ---   --------        ---
  Nonperforming assets                $118,170       100%  $124,063        100%
                                      ========       ===   ========        ===
Ratio of nonperforming assets
  to total assets                         1.34%                1.43%



     As of March 31, 1997, Coast's ratio of Nonaccrual Loans to total loans decreased to 1.36% from 1.41% at December 31, 1996, and its ratio of nonperforming assets to total assets decreased to 1.34% from 1.43% at December 31, 1996. In that the incidence of delinquencies and foreclosures is influenced by many variables beyond management's control, there can be no assurance that Coast will not experience increased levels of nonperforming assets in the future.

     Loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts contractually due under a loan agreement. Loans are evaluated for impairment as part of Coast's normal internal asset review process. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between Coast's investment in the loan and the fair value of the collateral securing the loan. Coast's impaired loans totaled $112.4 million at March 31, 1997, $116.2 million at December 31, 1996, and $142.7 million at March 31, 1996. For the three months ended March 31, 1997 and 1996, the average investment in impaired loans was $114.3 million and $138.9 million, respectively, and interest income on such loans totaled $1.9 million and $2.5 million for the same periods, respectively. Interest income on impaired loans which are performing is generally recognized on the accrual basis. As of March 31, 1997 and December 31, 1996, nonaccrual loans included $27.2 million and $42.0 million, respectively, of impaired loans.

     Impaired loans at March 31, 1997, included $91.8 million of loans for which valuation allowances of $16.3 million had been established and $36.9 million of loans for which no allowance was considered necessary. At December 31, 1996, Coast had $93.9 million of impaired loans for which valuation allowances of $16.3 million had been established and $38.6 million of such loans for which no allowance was considered necessary. All such allowances and recoveries of allowances are recorded as adjustments to the allowance for loan losses. Coast had no recoveries and $1.2 million of recoveries of previously established allowances on impaired loans during the three months ended March 31, 1997 and 1996, respectively.

     At March 31, 1997, Coast had letters of credit outstanding aggregating $380.0 million. The letters of credit were issued primarily in 1984 and 1985 to enhance the rating of $394.6 million of housing revenue bonds issued to finance the construction of multifamily residential projects. The credit risk involved in these letters of credit is essentially the same as that involved in making real estate loans. At December 31, 1996 and continuing at March 31, 1997, a loan payable to the housing revenue bond trustee associated with a letter of credit was in default. During May 1997, Coast foreclosed on the underlying collateral property and has included its $15 million fair value in real estate held for sale.

     Coast maintains a general valuation allowance ("GVA") to absorb credit losses related to its assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly based upon a number of factors, including economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis, Coast's underwriting practice and asset classifications. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased GVA in future periods. In addition, the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically review Coast's GVA and may require Coast to establish additional allowances based on its judgments of the information available at the time of the examination.

     At March 31, 1997, the GVA totaled $93 million and included $84 million allocated to loans and $9 million attributable to off-balance sheet items. The portion of the GVA attributable to off-balance sheet items is included in other liabilities in the accompanying consolidated statement of financial condition, and relates to the letters of credit discussed above and to loans sold with recourse.

     The following table sets forth the amount, allocation and activity in the GVA for the three months ended March 31, 1997.

                                      Commercial     Off-
                       Residential   Real Estate   Balance
                       Real Estate     Mortgage     Sheet
                         Mortgage     and Other     Items    Total
                       -----------   -----------   -------   -----
                                     (In millions)
GVA allocation at
  December 31, 1996            $64           $20       $ 9    $ 93
Additions charged
  to operations                  6             2         -       8
Recoveries                       1             -         -       1
Losses charged                  (7)           (2)        -      (9)
                               ---           ---       ---     ---
GVA allocation at
  March 31, 1997               $64           $20       $ 9     $93
                               ===           ===       ===     ===

Capital Resources and Liquidity
-------------------------------

     Federal regulations currently require a savings institution to maintain a daily average balance, on a monthly basis, of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. Coast's liquidity and short-term liquidity ratios for the calculation period ended March 31, 1997, were 5.07% and 4.60%, respectively, which exceeded the applicable requirements.

     Principal repayments on and sales of loans and MBS have been a primary source of funds for Coast. For the three months ended March 31, 1997 and 1996, principal repayments on loans and MBS amounted to $214.0 million and $185.9 million, respectively, and proceeds from loan and MBS sales totaled
$10.3 million and $46.8 million, respectively, for the same periods. A primary use of funds was the origination of loans (net of refinances of loans in Coast's portfolios) of $348.9 million and $214.3 million for these two periods, respectively.

     At March 31, 1997, there were no commitments to sell loans, MBS or investment securities and there were no commitments to purchase loans, MBS or investment securities. At March 31, 1997, outstanding letters of credit totaled $380.0 million. Scheduled repayments of FHLB of San Francisco advances for the twelve months ending March 31, 1998, totaled $997.5 million.

     For the three months ended March 31, 1997 and 1996, Coast experienced net increases in deposits of $136.8 million and $126.6 million, respectively. These increases are primarily attributable to Coast's focused efforts to market its transaction accounts, which resulted in increases of $53.1 million and $58.9 million in checking account balances during the first three months of 1997 and 1996, respectively.

     Other potential sources of funds available to Coast include securities sold under agreements to repurchase, a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At March 31, 1997, the amount of additional credit available from the FHLB of San Francisco was approximately $1.51 billion. In addition, the Company and Coast have access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various factors including market conditions, credit ratings and general economic conditions.

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

     The following table reflects, in both dollars and ratios, Coast's regulatory capital positions as of March 31, 1997, the minimum requirements at that date, and the amounts by which such capital exceeded the required amounts.

                                    Minimum
                   Actual         Requirements         Excess
               --------------    --------------    --------------
               Amount   Ratio    Amount   Ratio    Amount   Ratio
               ------   -----    ------   -----    ------   -----
                             (Dollars in millions)

Risk-based       $593   10.93%     $434    8.00%     $159    2.93%
Core              468    5.36       262    3.00       206    2.36
Tangible          468    5.36       131    1.50       337    3.86



     In addition to the capital requirements noted above, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories, based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." Under the OTS regulations implementing these provisions, a savings institution is considered (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure, and (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions). The OTS also has the authority, after an opportunity for a hearing, to downgrade a savings institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" savings institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At March 31, 1997, Coast's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

     On September 30, 1996, President Clinton signed legislation which, among other things, provides for full pro rata sharing by all federally-insured institutions by January 1, 2000, of the obligation, now borne entirely by SAIF-insured institutions, to pay the interest on the bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. Beginning on January 1, 1997 through January 1, 2000 (or January 1, 1999 if the bank and savings institution charters are then merged), FICO premiums for the BIF and SAIF insured deposits are $0.013 and $0.064 per $100 of deposits, respectively. The legislation provides for the merger of the BIF and the SAIF on January 1, 1999, into a newly created Deposit Insurance Fund, provided that the bank and savings association charters are combined by that date. If the charters have been merged and the Deposit Insurance Fund created, pro rata FICO premium sharing will begin on January 1, 1999.

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

   In accordance with SFAS No. 109, "Accounting for Income Taxes", a deferred liability has not been established for the tax bad debt base year reserves of Coast. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionately for reductions in Coast's loan portfolio since that date. At March 31, 1997, the amount of those reserves was approximately $103 million. The amount of the unrecognized deferred tax liability at March 31, 1997, was approximately $36 million. This deferred tax liability could be recognized in the future under the conditions described in the preceding paragraph.

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

Exhibits Required
-----------------
Exhibit
 Number       Exhibit
-------       --------
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












Dated:   May 12, 1997

                          EXHIBIT INDEX








Exhibit                                             Sequentially
 Number      Description                          Numbered Pages
-------      -----------                          --------------
   11.1      Computation of Earnings Per Share