Form 10-Q
period 1997-06-30
COAST SAVINGS FINANCIAL INC
filed 1997-08-13
CIK 841074

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997
                               -------------
                             OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                Commission file number 1-10264
                ------------------------------
                 COAST SAVINGS FINANCIAL, INC.
---------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

           DELAWARE                             95-4196764
-------------------------------           ---------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

 1000 Wilshire Boulevard, Los Angeles, California  90017-2457
---------------------------------------------------------------
 (Address of principal executive offices)          (Zip code)

                       (213) 362-2000
---------------------------------------------------------------
    (Registrant's telephone number, including area code)


---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes x   No
                                                   ---     ---



     As of August 6, 1997, the registrant had 18,631,297 shares of common stock, $.01 par value, outstanding. The shares of common stock represents the only class of common stock of the registrant.

                  PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS
         --------------------
Consolidated Statement of Financial Condition at June 30, 1997 and December 31, 1996.

Consolidated Statement of Operations for the Three Months
Ended June 30, 1997 and 1996, and for the Six Months Ended
June 30, 1997 and 1996.

Consolidated Statement of Cash Flows for the Six Months Ended
June 30, 1997 and 1996.

Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                              June 30,     December 31,
                                               1997           1996
                                           ------------   ------------
                                                 (In thousands)
Assets
------
Cash and due from banks                      $  127,884     $  138,861
Federal funds sold and other short
  term investments                              316,041        198,795
Investment securities held to
  maturity (fair value of $39.2
  million and $36.0 million)                     39,076         35,833
Loans receivable, net                         6,002,202      5,749,985
Loans receivable held for sale, at
  the lower of cost or fair value
  (fair value of $68.3 million
  and $109.6 million)                            66,632        106,122
Mortgage-backed securities held to
  maturity (fair value of $1.84
  billion and $1.74 billion)                  1,839,260      1,731,268
Mortgage-backed securities available
  for sale, at fair value                       294,551        312,002
Real estate held for sale                        49,112         41,259
Federal Home Loan Bank stock                     98,063         90,882
Land and depreciable assets                      93,313         95,010
Interest receivable and other assets            170,910        198,697
Goodwill                                          5,699          6,238
                                             ----------     ----------
                                             $9,102,743     $8,704,952
                                             ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                   $6,412,740     $6,356,448
  Federal Home Loan Bank advances             1,416,300      1,104,200
  Other borrowings                              655,049        643,521
  Other liabilities                             109,195        115,508
  Income taxes                                    5,382          4,747
  Capital notes                                  56,122         55,997
                                             ----------     ----------
                                              8,654,788      8,280,421
                                             ----------     ----------

Stockholders' Equity:
  Serial preferred stock, without
    par value; 50,000,000 shares
    authorized, none outstanding                      -              -
  Common stock, $.01 par value;
    100,000,000 shares authorized
    18,615,847 and 18,584,717 shares
    issued and outstanding at June 30,
    1997, and December 31, 1996,
    respectively                                    186            186
  Additional paid-in capital                    265,635        265,055
  Unrealized gain on securities
    available for sale, net of taxes                718          2,778
  Retained earnings                             181,416        156,512
                                             ----------     ----------
                                                447,955        424,531

                                             ----------     ----------
                                             $9,102,743     $8,704,952
                                             ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENT OF OPERATIONS


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
                                        (In thousands except per share amounts)
Interest income:
  Loans receivable                     $119,846   $111,307   $237,323   $222,475
  Mortgage-backed securities             31,846     32,833     63,871     67,457
  Investment securities                   6,015      5,036     11,593     10,226
                                       --------   --------   --------   --------
                                        157,707    149,176    312,787    300,158
                                       --------   --------   --------   --------
Interest expense:
  Deposits                               73,542     70,381    146,217    141,667
  Borrowings                             29,799     24,767     56,485     50,187
                                       --------   --------   --------   --------
                                        103,341     95,148    202,702    191,854
                                       --------   --------   --------   --------
    Net interest income                  54,366     54,028    110,085    108,304
  Provision for loan losses               7,000     10,000     15,000     20,000
                                       --------   --------   --------   --------
    Net interest income after
      provision for loan losses          47,366     44,028     95,085     88,304
                                       --------   --------   --------   --------
Noninterest income:
  Loan servicing fees and charges         2,883      3,126      6,015      6,584
  Other                                   9,545      9,258     18,797     18,832
                                       --------   --------   --------   --------
                                         12,428     12,384     24,812     25,416
                                       --------   --------   --------   --------
Noninterest expense:
  Compensation and benefits              16,005     15,993     33,643     32,401
  Office occupancy, net                   9,409     12,430     19,283     22,353
  Federal deposit insurance premiums      1,477      4,391      2,941      8,812
  Other general and administrative
    expenses                              9,691      9,012     18,550     17,833
                                       --------   --------   --------   --------
    Total general and administrative
      expenses                           36,582     41,826     74,417     81,399
  Real estate operations, net             1,140      1,318      2,003      2,940
  Amortization of goodwill                  269        277        539        553
                                       --------   --------   --------   --------
                                         37,991     43,421     76,959     84,892
                                       --------   --------   --------   --------
    Earnings before income tax expense   21,803     12,991     42,938     28,828
Income tax expense                        9,157      5,196     18,034     11,531
                                       --------   --------   --------   --------
    Net earnings                       $ 12,646   $  7,795   $ 24,904   $ 17,297
                                       ========   ========   ========   ========
Net earnings per share of common stock:
  Primary                                 $ .65       $.41      $1.28       $.90

                                          =====       ====      =====       ====
  Fully diluted                           $ .65       $.41      $1.28       $.90
                                          =====       ====      =====       ====

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Six Months Ended
                                                             June 30,
                                                      -----------------------
                                                        1997           1996
                                                      ---------     ---------
                                                          (In thousands)
Cash flows from operating activities:
  Net earnings                                        $  24,904     $  17,297
                                                      ---------     ---------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Proceeds from the sale of loans held for
      sale                                               19,035        89,128
    Deferred income tax expense                          16,272         7,005
    Provision for loan losses                            15,000        20,000
    Net decrease (increase) in accounts receivable       11,296        (4,889)
    Net increase in accounts payable                      6,198        15,042
    Loans originated for sale, net of
      refinances and principal payments                 (53,279)      (70,822)
    Other                                                (7,528)       (3,973)
                                                      ---------     ---------
      Total adjustments                                   6,994        51,491
                                                      ---------     ---------
      Net cash provided by operations                    31,898        68,788
                                                      ---------     ---------
Cash flows from investing activities:
  Loans originated for investment, net of
    refinances                                         (759,634)     (451,117)
  Repurchase of loans                                    (8,988)      (13,666)
  Principal repayments on loans                         369,562       260,251
  Principal repayments on mortgage-backed
    securities ("MBS") held to maturity                 103,496       115,924
  Principal repayments on MBS available for
    sale                                                 13,142        19,170
  Maturities and principal repayments on
    investment securities                                 4,031            29
  Net decrease in short term investment
    securities                                            2,838           280
  Purchase of investment securities                     (10,110)      (15,102)
  Purchase of land and depreciable assets, net           (4,430)      (10,332)
  Purchase of FHLB stock                                 (4,358)            -
  Sale of real estate held for sale                      13,558        23,653
                                                      ---------     ---------
      Net cash used by investing activities            (280,893)      (70,910)
                                                      ---------     ---------




Continued

                     CONSOLIDATED STATEMENT OF CASH FLOWS


Continued

                                                         Six Months Ended
                                                             June 30,
                                                      -----------------------
                                                        1997           1996
                                                      ---------     ---------
                                                          (In thousands)
Cash flows from financing activities:
  Net increase in deposits                               77,708        84,958
  Deposits sold, net                                    (21,416)            -
  Net increase (decrease) in FHLB advances              312,100      (203,250)
  Net increase (decrease) in short-term borrowings      (13,708)      162,587
  Common stock options exercised                            580            15
                                                      ---------     ---------
    Net cash provided by financing activities           355,264        44,310
                                                      ---------     ---------
Net increase in cash and cash equivalents               106,269        42,188

Cash and cash equivalents at beginning of year          337,656       150,111
                                                      ---------     ---------
Cash and cash equivalents at end of period            $ 443,925    $  192,299
                                                      =========    ==========
Supplemental disclosures of cash flow
  information:
  Cash payments of interest                           $  73,335    $   71,503
  Cash payments of income taxes, net                         30         1,361
Supplemental schedule of noncash investing
  and financial activities:
  Interest credited to depositors' accounts             128,575       121,556
  Loans exchanged for MBS, net                          209,189             -
  Additions to loans resulting from the
    sale of real estate acquired in
    settlement of loans                                  22,377        19,463
  Additions to real estate acquired in
    settlement of loans                                  50,101        74,743
  Decrease of unrealized gain on securities
    available for sale, net of taxes                     (2,060)       (4,863)









See accompanying Notes to Consolidated Financial Statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Coast Savings Financial, Inc. (the "Company") is the holding company for Coast Federal Bank, Federal Savings
Bank ("Coast" or the "Bank"). The unaudited consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange
Commission. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 122, although the general concepts of SFAS 122 are retained in it. Effective
January 1, 1997, Coast adopted SFAS No. 125. There was no material effect on the Company as of June 30, 1997, or results of operations for the six-month period then ended, resulting from the adoption of SFAS No. 125.

3. In February 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"). SFAS 128 provides revised reporting standards for earnings per share and is effective for financial statement periods ending after December 15, 1997, with earlier application not permitted. SFAS 128 eliminates primary and fully diluted earnings per share

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disclosures and adds new disclosures of basic and diluted earnings per share. Had the Company applied SFAS 128 to the accompanying consolidated financial statements, basic earnings per share would have been $.68 and $.42 for the three months ended June 30, 1997 and 1996, respectively, and diluted earnings per share would have been $.66 and $.41 for the same periods, respectively. Basic earnings per share would have been $1.34 and $.93 for the six months ended June 30, 1997 and 1996, respectively, and diluted earnings per share would have been $1.30 and $.91 for the same periods.

4. The composition of cash and cash equivalents is as set forth in the table below.

                                               June 30,
                                         --------------------
                                           1997        1996
                                         --------    --------
                                           (In thousands)
Cash and due from banks            $127,884     $153,910
Repurchase agreements               160,000            -
Federal funds sold                  150,000       35,000
Commercial paper                      6,041        3,389
                                   --------     --------
                                   $443,925     $192,299
                                        ========     ========
/TABLE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General
-------
     The Company is the sole stockholder of Coast. Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at June 30, 1997. Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At June 30, 1997, Coast operated 91 retail banking offices in California providing consumer banking services as well as residential real estate loans.
Coast is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

Results of Operations
---------------------
     Net earnings for the six months ended June 30, 1997, were $24.9 million compared to net earnings of $17.3 million for the first six months of 1996. The increase in net earnings from 1996 to 1997 was primarily due to the increase in net interest income, the reduction in the provision for loan losses, and the reduction in noninterest expense.

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

                                          Three Months Ended
                                             June 30, 1997
                                                Versus
                                          Three Months Ended
                                             June 30, 1996
                                  -----------------------------------
                                          Amount of increase
                                      (decrease) due to change in:
                                  -----------------------------------
                                  Average  Average   Average
                                   Rate     Volume  Rate/Vol.   Total
                                  -------  -------  ---------   -----
                                              (In thousands)
Interest Income:
  Loans                           $(2,357) $11,058      $(162) $8,539
  MBS                                 205   (1,218)        26    (987)
  Investment securities               437      502         40     979
                                  -------  -------      -----  ------
  Total interest income            (1,715)  10,342        (96)  8,531
                                  -------  -------      -----  ------
Interest Expense:
  Deposits                            466    2,670         25   3,161
  Borrowings                        1,253    3,588        191   5,032
                                  -------  -------      -----  ------
  Total interest expense            1,719    6,258        216   8,193
                                  -------  -------      -----  ------
Change in net interest income     $(3,434) $ 4,084      $(312) $  338
                                  =======  =======      =====  ======



     Interest income for the quarter ended June 30, 1997, increased by $8.5 million from the amount reported for the second quarter of 1996. This was caused by an increase in the average balance of interest-earning assets totaling approximately $512 million, partially offset by a decrease in the average rate earned on such assets of 5 basis points, to 7.44%.

     Interest expense recorded during the second quarter of 1997 increased by $8.2 million from the amount recorded during the corresponding quarter of 1996. This increase resulted from an increase in the average balance of interest-bearing liabilities of approximately $478 million, and an increase in the average rate paid on such liabilities of 11 basis points, to 4.94%. The increase in the average balance of interest-bearing liabilities included an increase in the average balance of borrowings of approximately $242 million and an increase in the average balance of deposits of approximately $236 million.

                                           Six Months Ended
                                             June 30, 1997
                                                 Versus
                                           Six Months Ended
                                              June 30, 1996

                                  --------------------------------------
                                          Amount of increase
                                       (decrease) due to change in:

                                  --------------------------------------
                                  Average   Average   Average
                                   Rate      Volume  Rate/Vol.     Total
                                  -------   -------  ---------     -----
                                              (In thousands)

Interest Income:
  Loans                           $(4,684)  $20,135      $(603)  $14,848
  MBS                                (523)   (3,080)        17    (3,586)
  Investment securities               241     1,100         26     1,367
                                  -------   -------      -----   -------
  Total interest income            (4,966)   18,155       (560)   12,629
                                  -------   -------      -----   -------
Interest Expense:
  Deposits                           (310)    4,923        (63)    4,550
  Borrowings                          167     6,094         37     6,298
                                  -------   -------      -----   -------
  Total interest expense             (143)   11,017        (26)   10,848
                                  -------   -------      -----   -------
Change in net interest income     $(4,823)  $ 7,138      $(534)  $ 1,781
                                  =======   =======      =====   =======


     Interest income for the six months ended June 30, 1997, increased $12.6 million from the amount reported during the corresponding period of 1996. This increase resulted from an increase in the average balance of interest-earning assets of approximately $443 million, partially offset by a decrease in the rate earned on interest-earning assets of 10 basis points to 7.43%.

     Interest expense for the six months ended June 30, 1997 increased $10.8 million from the amount recorded in the similar period of 1996, primarily due to an increase in the average balance of interest-bearing liabilities. Average balances of interest-bearing liabilities increased by approximately $419 million, comprised of an increase in the average balance of deposits of approximately $216 million and an increase in the average balance of borrowings totaling approximately $203 million. The average rate paid on interest-bearing liabilities increased by 1 basis point to 4.88% from the 1996 period to the 1997 period.

     Noninterest expense. Noninterest expense for the six months ended June 30, 1997, decreased by $7.9 million from the corresponding period of 1996. The decrease was primarily due to decreases of $5.9 million in federal deposit insurance premiums and $3.1 million in office occupancy, net, partially offset by an increase of $1.2 million in compensation expense. The reduction in federal deposit insurance premiums reflects decreased insurance rates due to the recapitalization of the Savings Association Insurance Fund ("SAIF") in 1996, and the reduction in occupancy cost was largely due to the renegotiation or termination of various facilities-related leases in recent periods.

     Income taxes. Income tax expense of $18.0 million and $11.5 million was recorded for the first six months of 1997 and 1996, respectively. This represented accruals of federal income and California franchise taxes on adjusted pretax earnings. The "effective income tax rate" (the ratio of income tax expense to pretax earnings) was 42% and 40% for the first six months of 1997 and 1996, respectively.

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

     Coast measures its exposure to interest rate risk using a variety of techniques. One commonly used measure of such exposure is the difference between the amounts of financial assets and financial liabilities maturing or repricing over various periods (the "maturity gap"). The following table illustrates the contractual maturities, as adjusted for estimates of prepayments and for the frequency of rate changes ("Repricing Mechanisms") of Coast's financial assets and financial liabilities as of June 30, 1997. The table also reports the maturity gap between Coast's repricing or maturing financial assets and financial liabilities. The interest rate sensitivity of Coast's financial assets and financial liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions utilized.

                                              Over    Over
                                              One     Five   Over
                                   Within   to Five  to Ten   Ten
                                  One Year    Years   Years  Years   Total
                                  --------  -------  ------  -----   ----
                                            (Dollars in millions)
Interest-earning assets:
  Cash and investment securities:
    Cash and due from banks         $  128    $   -    $  -   $  -  $  128
    Investment securities              342       10       -      3     355
  Loans and MBS:
    ARMs                             7,788      242       -      -   8,030
    Fixed rate                          49       56      53     15     173
  FHLB stock                            98        -       -      -      98
                                    ------    -----    ----    ---  ------
      Total                         $8,405    $ 308    $ 53    $18  $8,784
                                    ======    =====    ====    ===  ======

Interest-bearing liabilities:
  Deposits:
    Checking accounts               $  862    $   -    $  -   $  -  $  862
    Money market accounts              595        -       -      -     595
    Certificate of deposits          4,647      293      16      -   4,956
  Borrowings:
    FHLB advances                    1,391       25       -      -   1,416
    Other                              598       57      56      -     711
                                    ------    -----    ----    ---  ------
      Total                         $8,093    $ 375    $ 72   $  -  $8,540
                                    ======    =====    ====    ===  ======
Maturity gap                        $  312    $ (67)   $(19)  $ 18  $  244
                                    ======    =====    ====    ===  ======
  Cumulative maturity gap           $  312    $ 245    $226   $244  $  244
                                    ======    =====    ====    ===  ======
  Cumulative maturity gap as a
    percentage of total assets           3%       3%      2%     3%      3%
                                        ==       ==      ==     ==      ==


     The Bank has matched interest rate sensitivities primarily through the origination of adjustable rate mortgage loans ("ARMs"), the sale of fixed rate mortgage loans and the acquisition of term funding. Except for the utilization of interest rate exchange agreements ("Swaps") from time to time, Coast has generally not utilized derivative financial instruments to manage interest rate or other risks. In recent years, Coast's liability acquisition choices and retail deposit composition and pricing have generally tracked those of its major competitors, with the result that increases in Coast's cost of funds are generally accompanied by increases in the Eleventh District cost of funds index ("COFI") and, correspondingly, in the yields earned on its COFI-indexed loans and MBS. However, because of the inherent lag in the reset mechanism of these assets, Coast's interest rate spreads generally can be expected to initially increase as COFI begins to decline and to initially decrease as COFI begins to rise.

     The majority of ARMs originated by Coast in recent years have been COFI-based products. As of June 30, 1997, Coast had $5.49 billion (89%) of loans and $1.91 billion (89%) of MBS tied to COFI in its loan and MBS portfolios, which totaled $6.15 billion and $2.13 billion, respectively. Coast originates other ARM products tied to the London Interbank Offered Rate ("LIBOR") and U.S. Treasury rates and Coast's portfolio included such loans and MBS of $521.7 million and $198.4 million, respectively, at June 30, 1997. Coast originated $911.2 million and $572.3 million of ARMs during the six month periods ended June 30, 1997 and 1996, respectively. At June 30, 1997, ARMs and adjustable rate MBS totaled $6.01 billion and $2.11 billion, respectively, or a combined 98% of Coast's total loans and MBS.

     Management determines the appropriate portfolio designation of loans, MBS and investment securities at the time of acquisition. If management has the intent and the Bank has the ability at the time of acquisition to hold such assets until maturity, they are classified as held to maturity and are carried at amortized historical cost. Assets that are to be held for indefinite periods of time, but not necessarily held to maturity, are classified as held or available for sale. Such assets include those which management intends to use as part of its asset/liability management strategy and which may be sold in response to changes in interest rates, prepayment risk and other factors. MBS and investment securities identified as being available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Loans identified as being held for sale are carried at the lower of amortized historical cost or fair value, with any required adjustment being reported in current operations.

     Sales of loans or MBS held or available for sale in recent years have been undertaken primarily to reduce asset size or constrain asset growth and to liquidate newly originated fixed rate loans. The marketability of loans and MBS depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. During the six months ended June 30, 1997, Coast sold $16.5 million of loans from its held for sale portfolio.

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

                                         June 30, 1997      December 31, 1996
                                      ------------------   -------------------
                                                 Percent               Percent
                                       Balance  of Total    Balance   of Total
                                       -------  --------    -------   -------
                                               (Dollars in thousands)
Nonaccrual Loans:
  Single family residential           $ 52,031        41%  $ 56,740         46%
  Multifamily residential               20,253        16     19,295         16
  Commercial and other                   6,454         5      6,769          5
                                      --------       ---   --------        ---
                                        78,738        62     82,804         67
                                      --------       ---   --------        ---
Foreclosed real estate owned:
  Single family residential             23,413        18     22,708         18
  Multifamily residential               21,061        16      6,324          5
  Commercial and other                   4,638         4     12,227         10
                                      --------       ---   --------        ---
                                        49,112        38     41,259         33
                                      --------       ---   --------        ---
  Nonperforming assets                $127,850       100%  $124,063        100%
                                      ========       ===   ========        ===
Ratio of nonperforming assets
  to total assets                         1.40%                1.43%


     As of June 30, 1997, Coast's ratio of Nonaccrual Loans to total loans decreased to 1.30% from 1.41% at December 31, 1996, and its ratio of nonperforming assets to total assets decreased to 1.40% from 1.43% at December 31, 1996. In that the incidence of delinquencies and foreclosures is influenced by many variables beyond management's control, there can be no assurance that Coast will not experience increased levels of nonperforming assets in the future.

     Loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts contractually due under a loan agreement. Loans are evaluated for impairment as part of Coast's normal internal asset review process. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between Coast's investment in the loan and the fair value of the collateral securing the loan. Coast's impaired loans totaled $104.2 million at June 30, 1997, $116.2 million at December 31, 1996, and $142.2 million at June 30, 1996. For the six months ended June 30, 1997 and 1996, the average investment in impaired loans was $108.3 million and $142.4 million, respectively, and interest income on such loans totaled $3.5 million and $1.7 million for the same periods, respectively. Interest income on impaired loans which are performing is generally recognized on the accrual basis. As of June 30, 1997 and December 31, 1996, nonaccrual loans included $26.7 million and $42.0 million, respectively, of impaired loans.

     Impaired loans at June 30, 1997, included $89.3 million of loans for which valuation allowances of $17.6 million had been established and $32.5 million of loans for which no allowance was considered necessary. At December 31, 1996, Coast had $93.9 million of impaired loans for which valuation allowances of $16.3 million had been established and $38.6 million of such loans for which no allowance was considered necessary. All such allowances and recoveries of allowances are recorded as adjustments to the allowance for loan losses. Coast had no and $1.2 million of recoveries of previously established allowances on impaired loans during the six months ended June 30, 1997 and 1996, respectively.

     At June 30, 1997, Coast had letters of credit outstanding aggregating $356.6 million. The letters of credit were issued primarily in 1984 and 1985 to enhance the rating of $394.6 million of housing revenue bonds issued to finance the construction of multifamily residential projects. The credit risk involved in these letters of credit is essentially the same as that involved in making real estate loans. During May 1997, Coast foreclosed on the underlying collateral property of a letter of credit in default and has included its $15 million fair value in real estate held for sale.

     Coast maintains a general valuation allowance ("GVA") to absorb credit losses related to its assets and off-balance sheet items. The GVA is reviewed and adjusted quarterly based upon a number of factors, including economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency migration analysis, historical loss experience, ratio analysis, Coast's underwriting practice and asset classifications. Economic conditions, especially those affecting real estate markets, may change, which could result in the need for an increased GVA in future periods. In addition, the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically reviews Coast's GVA and may require Coast to establish additional allowances based on its judgments during its examination.

     At June 30, 1997, the GVA totaled $93 million and included $84 million allocated to loans and $9 million attributable to off-balance sheet items. The portion of the GVA attributable to off- balance sheet items is included in other liabilities in the accompanying consolidated statement of financial condition, and relates to the letters of credit discussed above and to loans sold with recourse.

     The following table sets forth the amount, allocation and activity in the GVA for the six months ended June 30, 1997.

                                      Commercial     Off-
                       Residential   Real Estate   Balance
                       Real Estate     Mortgage     Sheet
                         Mortgage     and Other     Items    Total
                       -----------   -----------   -------   -----
                                     (In millions)
GVA allocation at
  December 31, 1996           $ 64           $20       $ 9    $ 93
Additions charged
  to operations                 12             3         -      15
Losses charged                 (12)           (3)        -     (15)
                              ----           ---       ---    ----
GVA allocation at
  June 30, 1997               $ 64           $20       $ 9    $ 93
                              ====           ===       ===    ====


Capital Resources and Liquidity
-------------------------------

     Federal regulations currently require a savings institution to maintain a daily average balance, on a monthly basis, of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. Coast's liquidity and short-term liquidity ratios for the calculation period ended June 30, 1997, were 5.13% and 4.56%, respectively, which exceeded the applicable requirements.

     Principal repayments on and sales of loans and MBS have been a primary source of funds for Coast. For the six months ended June 30, 1997 and 1996, principal repayments on loans and MBS amounted to $497.1 million and $391.8 million,
respectively, and   proceeds from loan and MBS sales totaled
$19.0 million and $89.1 million, respectively, for the same periods. A primary use of funds was the origination of loans (net of refinances of loans in Coast's portfolios) of $823.8 million and $532.2 million for these two periods, respectively.

     At June 30, 1997, there were no commitments to sell loans, MBS or investment securities and there were no commitments to purchase loans, MBS or investment securities. At June 30, 1997, outstanding letters of credit totaled $356.6 million. Scheduled repayments of FHLB of San Francisco advances for the twelve months ending June 30, 1998, totaled $1.39 billion.

     For the six months ended June 30, 1997 and 1996, Coast experienced net increases in deposits of $56.3 million and $85.0 million, respectively. These increases are primarily attributable to Coast's focused efforts to market its transaction accounts, which resulted in increases of $79.8 million and $76.0 million in checking account balances during the first half of 1997 and 1996, respectively, partially offset in 1997 by a $21.4 million reduction in deposits resulting from a branch sale.

     Other potential sources of funds available to Coast include securities sold under agreements to repurchase, a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At June 30, 1997, the amount of additional credit available from the FHLB of San Francisco was approximately $1.29 billion. In addition, the Company and Coast have access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various factors including market conditions, credit ratings and general economic conditions.

     Under OTS capital regulations, Coast must meet three capital tests. First, the tangible capital requirement mandates that Coast's stockholder's equity less intangible assets (as defined in the regulations) be at least 1.5% of adjusted total assets (as defined in the regulations). Second, the core capital requirement currently mandates that core capital (as defined in the regulations) be at least 3% of adjusted total assets (as defined in the regulations). Third, the risk-based capital requirement currently mandates that core capital plus supplementary capital (as defined in the regulations) be at least 8% of risk-adjusted assets (as defined in the regulations).

     The following table reflects, in both dollars and ratios, Coast's regulatory capital positions as of June 30, 1997, the minimum requirements at that date, and the amounts by which such capital exceeded the required amounts.

                                    Minimum
                   Actual         Requirements         Excess
               --------------    --------------    --------------
               Amount   Ratio    Amount   Ratio    Amount   Ratio
               ------   -----    ------   -----    ------   -----
                             (Dollars in millions)
Risk-based       $608   11.07%     $439    8.00%     $169    3.07%
Core              483    5.33       272    3.00       211    2.33
Tangible          483    5.33       136    1.50       347    3.83


     In addition to the capital requirements noted above, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories, based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional action if the institution becomes "significantly undercapitalized" or "critically undercapitalized." Under the OTS regulations implementing these provisions, a savings institution is considered (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure, and (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions). At June 30, 1997, Coast's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

     On September 30, 1996, President Clinton signed legislation which, among other things, provides for full pro rata sharing by all federally-insured institutions by January 1, 2000, of the obligation, formerly borne entirely by SAIF-insured institutions, to pay the interest on the bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. Beginning on January 1, 1997 through January 1, 2000 (or January 1, 1999 if the bank and savings institution charters are then merged), FICO premiums for the BIF and SAIF insured deposits are $0.013 and $0.064 per $100 of deposits, respectively. The legislation provides for the merger of the BIF and the SAIF on January 1, 1999, into a newly created Deposit Insurance Fund, provided that the bank and savings association charters are combined by that date. If the charters have been merged and the Deposit Insurance Fund created, pro rata FICO premium sharing will begin on January 1, 1999.

   On August 20, 1996, the President signed the Small Business Job Protection Act (the "Act") into law. The Act contains a number of provisions affecting financial institutions including the repeal of the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. Coast will be required to recapture its "applicable excess reserves", which are its federal tax bad debt reserves in excess of the base year reserve amount described below. Coast will include one-sixth of its applicable excess reserves in taxable income in each year from 1996 through 2001. As of December 31, 1995, Coast had approximately $6.0 million of "applicable excess reserves." Since December 31, 1996, Coast has maintained reserves for the tax related to this recapture. The base year reserves will continue to be subject to recapture, and Coast could be required to recognize a tax liability if:
(i) Coast fails to qualify as a "bank" for federal income tax purposes; (ii) certain distributions are made with respect to the stock of the bank; (iii) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (iv) there is a change in tax law. The enactment of this legislation is expected to have no material impact on Coast's operations or financial position.

   In accordance with SFAS No. 109, "Accounting for Income Taxes", a deferred liability has not been established for the tax bad debt base year reserves of Coast. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionately for reductions in Coast's loan portfolio since that date. At June 30, 1997, the amount of those reserves was approximately $103 million and the amount of the associated, unrecognized deferred tax liability at June 30, 1997, was approximately $36 million. Under certain conditions described in the preceding paragraph, this potential tax liability could be triggered in the future which would result in the need for a tax liability accrual at that time.

                   PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         -----------------

     On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association from the Federal Savings and Loan Insurance Corporation ("FSLIC") in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $229 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 eliminated the FSLIC and replaced it (and the Federal Home Loan Bank Board) for supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. In three cases with similar contractual issues, the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. On July 8, 1996, the United States Supreme Court affirmed the Court of Federal Claims ruling in these cases (the "Winstar Decision"). Coast has pending with the Court of Federal Claims a motion for summary judgment with respect to the issue of liability of the federal government for breach of the contractual agreement with the FSLIC. In the event that the Court of Federal Claims grants such motion in accordance with the Winstar Decision, the Court of Federal Claims must then determine the amount of damages owing to Coast. No prediction can be made as what damages might be awarded to Coast.

     There are various actions pending against Coast or the Company but, in the opinion of management, the probable liability resulting from such suits is unlikely, individually or in the aggregate, to have a material effect on Coast.


Items 2 and 3 are not applicable or the answers are negative.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     On April 23, 1997, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, Robert L. Hunt II, Thomas V. McKernan, Jr. Keith W. Renken and Harold B. Starkey, Jr. were each reelected to serve a three year term on the Company's Board of Directors (the "Board") and the appointment of KPMG Peat Marwick LLP to serve as the Company's independent auditing firm for 1997 was approved. Set forth below are the votes cast for or against, as well as the number of abstentions, with respect to each nominee and matter voted upon at the Annual Meeting.

Nominee or Matter                For         Against     Abstain
-----------------             ----------     -------     -------

Robert L. Hunt II             16,355,953           -      65,086
Thomas V. McKernan, Jr.       16,356,279           -      64,760
Keith W. Renken               16,354,227           -      66,812
Harold B. Starkey, Jr.        16,348,954           -      72,085

Appointment of KPMG
Peat Marwick LLP              16,391,631      11,679      17,729


     In addition to the above nominees who were elected at the Annual Meeting, Leon S. Angvire, John C. Argue, Ray Martin,
James P. Miscoll, Gerald D. Barrone, Joan Milke Flores and Jack
P. Libby continue to serve on the Board.


Item 5 is not applicable or the answers are negative.


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










Dated:   August 12, 1997

                        EXHIBIT INDEX








Exhibit                                             Sequentially
 Number      Description                          Numbered Pages
-------      -----------                          --------------
   11.1      Computation of Earnings Per Share