Form 10-Q/A
period 1997-06-30
COAST SAVINGS FINANCIAL INC
filed 1997-09-11
CIK 841074

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                        FORM 10-Q/A No. 1


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





COAST SAVINGS FINANCIAL, INC.
-----------------------------
         (Registrant)






/s/ Gerald I. Rich
-------------------------------
Gerald I. Rich
Senior Vice President,
Controller and Treasurer











Dated:   September 9, 1997