Form 10-Q
period 1997-09-30
COAST SAVINGS FINANCIAL INC
filed 1997-11-14
CIK 841074

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                        FORM 10-Q/A No. 1


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997
                               ------------------
                             OR

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

     As of November 6, 1997, the registrant had 18,631,297 shares of common stock, $.01 par value, outstanding. The shares of common stock represents the only class of common stock of the registrant.

                 PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS
         --------------------

Consolidated Statement of Financial Condition at September 30,
1997 and December 31, 1996.

Consolidated Statement of Operations for the Three Months
Ended September 30, 1997 and 1996, and for the Nine Months
Ended September 30, 1997 and 1996.

Consolidated Statement of Cash Flows for the Nine Months Ended
September 30, 1997 and 1996.

Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                           September 30,   December 31,
                                               1997            1996
                                           -------------   ------------
                                                 (In thousands)
Assets
------
Cash and due from banks                       $  124,356     $  138,861
Federal funds sold and other short
  term investments                               333,429        198,795
Investment securities held to
  maturity (fair value of $34.6
  million and $36.0 million)                      34,434         35,833
Loans receivable, net                          5,978,735      5,749,985
Loans receivable held for sale, at
  the lower of cost or fair value
  (fair value of $92.3 million
  and $109.6 million)                             89,587        106,122
Mortgage-backed securities held to
  maturity (fair value of $1.79
  billion and $1.74 billion)                   1,780,121      1,731,268
Mortgage-backed securities available
  for sale, at fair value                        288,202        312,002
Real estate held for sale                         46,886         41,259
Federal Home Loan Bank stock                      99,512         90,882
Land and depreciable assets                       86,588         95,010
Interest receivable and other assets             173,122        198,697
Goodwill                                           5,441          6,238
                                              ----------     ----------
                                              $9,040,413     $8,704,952
                                              ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                     6,445,844      6,356,448
  Federal Home Loan Bank advances              1,394,900      1,104,200
  Other borrowings                               537,417        643,521
  Other liabilities                              127,003        115,508
  Income taxes                                     9,091          4,747
  Capital notes                                   56,185         55,997
                                              ----------     ----------
                                               8,570,440      8,280,421
                                              ----------     ----------

Stockholders' Equity:
  Serial preferred stock, without
    par value; 50,000,000 shares
    authorized, none outstanding                                      -
  Common stock, $.01 par value;
    100,000,000 shares authorized
    18,644,177 and 18,584,717 shares
    issued and outstanding at
    September 30, 1997, and
    December 31, 1996, respectively                  186            186
  Additional paid-in capital                     266,673        265,055
  Unrealized gain on securities
    available for sale, net of taxes               1,470          2,778
  Retained earnings                              201,644        156,512
                                              ----------     ----------
                                                 469,973        424,531
                                              ----------     ----------
                                              $9,040,413     $8,704,952
                                              ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF OPERATIONS

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    -------------------   -------------------
                                      1997       1996       1997       1996
                                    --------   --------   --------   --------
                                     (In thousands except per share amounts)
Interest income:
  Loans receivable                  $121,188   $112,684   $358,511   $335,159
  Mortgage-backed securities          33,145     31,651     97,016     99,108
  Investment securities                6,299      5,398     17,892     15,624
                                    --------   --------   --------   --------
                                     160,632    149,733    473,419    449,891
                                    --------   --------   --------   --------
Interest expense:
  Deposits                            73,945     71,070    220,162    212,737
  Borrowings                          30,526     25,931     87,011     76,118
                                    --------   --------   --------   --------
                                     104,471     97,001    307,173    288,855
                                    --------   --------   --------   --------
    Net interest income               56,161     52,732    166,246    161,036
  Provision for loan losses            6,000     10,000     21,000     30,000
                                    --------   --------   --------   --------
    Net interest income after
      provision for loan losses       50,161     42,732    145,246    131,036
                                    --------   --------   --------   --------
Noninterest income:
  Loan servicing fees and charges      2,914      3,087      8,929      9,671
  Other                                9,711      9,355     28,508     28,187
                                    --------   --------   --------   --------
                                      12,625     12,442     37,437     37,858
                                    --------   --------   --------   --------
Noninterest expense:
  Compensation and benefits           22,153     15,097     55,796     47,498
  Office occupancy, net                8,672     10,064     27,955     32,417
  Federal deposit insurance
    premiums                           1,472      4,013      4,413     12,825
  Other general and adminis-
    trative expenses                   9,684      9,929     28,234     27,762
                                    --------   --------   --------   --------
    Total general and adminis-
      trative expenses                41,981     39,103    116,398    120,502
  SAIF special assessment                  -     41,978          -     41,978
  Real estate operations, net          1,189        433      3,192      3,373
  Amortization of goodwill               258        271        797        824
                                    --------   --------   --------   --------
                                      43,428     81,785    120,387    166,677
                                    --------   --------   --------   --------
    Earnings (loss) before income
      tax expense (benefit)           19,358    (26,611)    62,296      2,217
Income tax expense (benefit)            (870)   (10,511)    17,164      1,020
                                    --------   --------   --------   --------
    Net earnings (loss)             $ 20,228   $(16,100)  $ 45,132   $  1,197
                                    ========   ========   ========   ========
Net earnings (loss) per share
  of common stock:
  Primary                              $1.04      $(.87)     $2.32       $.06
                                       =====      =====      =====       ====
  Fully diluted                        $1.03      $(.87)     $2.30       $.06
                                       =====      =====      =====       ====


See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                        Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                       1997            1996
                                                    -----------     ---------
                                                          (In thousands)
Cash flows from operating activities:
  Net earnings                                      $    45,132     $   1,197
                                                    -----------     ---------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Sale of loans held for sale                          28,296        95,725
    Increase in accrued expense - SAIF
      special assessment                                      -        41,978
    Provision for loan losses                            21,000        30,000
    Net increase in accounts payable                     20,400        14,888
    Net decrease in accounts receivable                  10,604         2,196
    Deferred income tax expense                          11,338         1,020
    Loans originated for sale, net of
      refinances and principal payments                 (80,057)     (102,814)
    Other                                                (6,471)      (19,588)
                                                    -----------     ---------
      Total adjustments                                   5,110        63,405
                                                    -----------     ---------
      Net cash provided by operations                    50,242        64,602
                                                    -----------     ---------
Cash flows from investing activities:
  Loans originated for investment, net of
    refinances                                       (1,107,869)     (815,137)
  Repurchase of loans                                   (12,152)            -
  Sale of loans receivable                              174,662             -
  Principal repayments on loans                         560,436       384,018
  Principal repayments on mortgage-backed
    securities ("MBS") held to maturity                 164,710       168,196
  Principal repayments on MBS available for
    sale                                                 21,876        27,061
  Maturities and principal repayments on
    investment securities                                19,043        30,043
  Net decrease (increase) in short term
    investment securities                                (2,478)        4,133
  Purchase of investment securities                     (15,165)      (29,152)
  Purchase of land and depreciable assets, net              (82)      (12,909)
  Sale of real estate held for sale                      20,841        32,092
  Purchase of FHLB stock                                 (4,358)            -
                                                    -----------     ---------
      Net cash used by investing activities            (180,536)     (211,655)
                                                    -----------     ---------




Continued

                     CONSOLIDATED STATEMENT OF CASH FLOWS

Continued


                                                        Nine Months Ended
                                                          September 30,
                                                    -----------     ---------
                                                       1997            1996
                                                    -----------     ---------
                                                          (In thousands)

Cash flows from financing activities:
  Net increase in deposits                              159,422       117,047
  Net increase in FHLB advances                         290,700        47,750
  Net (decrease) increase in short-term
    borrowings                                         (131,291)       73,708
  Deposits of branches sold, net                        (70,026)            -
  Common stock options exercised                          1,618            15
                                                    -----------    ----------
    Net cash provided by financing activities           250,423       238,520
                                                    -----------    ----------
Net increase in cash and cash equivalents               120,129        91,467

Cash and cash equivalents at beginning of year          337,656       150,111
                                                    -----------    ----------
Cash and cash equivalents at end of period          $   457,785    $  241,578
                                                    ===========    ==========
Supplemental disclosures of cash flow
  information:
  Cash payments of interest                         $   111,185     $ 108,436
  Cash payments of income taxes, net                         30         1,391
Supplemental schedule of noncash investing
  and financial activities:
  Interest credited to deposits                         194,494       183,055
  Loans exchanged for MBS, net                          209,189         1,119
  Additions to loans resulting from the
    sale of real estate acquired in
    settlement of loans                                  30,088        38,418
  Additions to real estate, acquired in
    settlement of loans                                  65,229        98,006
  Decrease in unrealized gain on securities
    available for sale, net of taxes                     (1,308)       (5,320)









See accompanying Notes to Consolidated Financial Statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Coast Savings Financial, Inc. (the "Company") is the holding company for Coast Federal Bank, Federal Savings
Bank ("Coast" or the "Bank"). The unaudited consolidated financial statements of the Company and subsidiaries included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange
Commission. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   In June 1996, the Financial Accounting Standards Board (the
"FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 125, Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities ("SFAS
125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 122, although the general concepts of SFAS 122 are retained in it. Effective
January 1, 1997, Coast adopted SFAS No. 125. There was no material effect on the Company as of September 30, 1997, or results of operations for the nine-month period then ended, resulting from the adoption of SFAS No. 125.

3. In February 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"). SFAS 128 provides revised reporting standards for earnings per share and is effective for financial statement periods ending after December 15, 1997, with earlier application not permitted. SFAS 128 eliminates primary and fully diluted earnings per share disclosures and adds new disclosures of basic and diluted earnings per share. Had the Company applied SFAS 128 to the accompanying consolidated financial statements, basic earnings (loss) per share would have been $1.09 and $(.87)
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



for the three months ended September 30, 1997 and 1996, respectively, and diluted earnings (loss) per share would have been $1.06 and $(.87) for the same periods, respectively. Basic earnings per share would have been $2.43 and $.06 for the nine months ended September 30, 1997 and 1996, respectively, and diluted earnings per share would have been $2.36 and $.06 for the same periods.


4. The composition of cash and cash equivalents is as set forth in the table below.

                                        September 30,
                                    --------------------
                                      1997        1996
                                    --------    -------
                                       (In thousands)

Cash and due from banks             $124,356    $140,236
Federal funds sold                   264,000      34,000
Repurchase agreements                 60,000      60,000
Commercial paper                       9,429       7,342
                                    --------    --------
                                    $457,785    $241,578
                                    ========    ========


5. On October 6, 1997, H. F. Ahmanson & Company ("Ahmanson"), the parent company of Home Savings of America, FSB, and the Company jointly announced the signing of a definitive agreement for Ahmanson to acquire the Company. Under the terms of the agreement, the Company's stockholders will receive, on a one-for-one bases, in a tax-free exchange,
0.8082 shares of Ahmanson common stock for each share of the Company's common stock owned. In addition, the Company's stockholders will receive tradable certificates representing the right to receive an amount equal to 100 percent of any after-tax proceeds (net of expenses) from the Company's pending "goodwill" litigation against the U.
S. government on the same one-for-one basis. The acquisition is contingent upon regulatory approval and stockholders' approval, and is expected to be completed in the first quarter of 1998.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company is the sole stockholder of Coast. Substantially all of the Company's consolidated revenues are derived from the operations of Coast, and Coast represented substantially all of the Company's consolidated assets and liabilities at September
30, 1997. Coast's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in California. At September 30, 1997, Coast operated 91 retail banking offices in California providing consumer banking services as well as residential real estate loans. Coast is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

Results of Operations
---------------------

     Net earnings for the nine months ended September 30, 1997, were $45.1 million compared to net earnings of $1.2 million for the first nine months of 1996. The increase in net earnings from 1996 to 1997 was primarily due to the increase in net interest income, the reduction in the provision for loan losses, and the $42.0 million SAIF special assessment in 1996.

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


                                          Three Months Ended
                                          September 30, 1997
                                                Versus
                                          Three Months Ended
                                          September 30, 1996
                                  ------------------------------------
                                          Amount of increase
                                      (decrease) due to change in:
                                  ------------------------------------
                                  Average  Average   Average
                                   Rate     Volume  Rate/Vol.    Total
                                  -------  -------  ---------    -----
                                              (In thousands)
Interest Income:
  Loans                           $   857  $ 7,667      $ (20) $ 8,504
  MBS                                (199)   1,728        (35)   1,494
  Investment securities               (19)     925         (5)     901
                                  -------  -------      -----  -------
  Total interest income               639   10,320        (60)  10,899
                                  -------  -------      -----  -------

Interest Expense:
  Deposits                              -    2,795         80    2,875
  Borrowings                        1,232    3,217        146    4,595
                                  -------  -------      -----  -------
  Total interest expense            1,232    6,012        226    7,470
                                  -------  -------      -----  -------
Change in net interest income     $  (593) $ 4,308      $(286) $ 3,429
                                  =======  =======      =====  =======



     Interest income for the quarter ended September 30, 1997, increased by $10.9 million from the amount reported for the third quarter of 1996. This was caused by an increase in the average balance of interest-earning assets totaling approximately $562 million, and by an increase in the average rate earned on such assets of 3 basis points, to 7.44%.

     Interest expense recorded during the third quarter of 1997 increased by $7.5 million from the amount recorded during the corresponding quarter of 1996. This increase resulted from an increase in the average balance of interest-bearing liabilities of approximately $463 million, and an increase in the average rate paid on such liabilities of 9 basis points, to 4.96%. The increase in the average balance of interest-bearing liabilities included an increase in the average balance of borrowings of approximately $219 million and an increase in the average balance of deposits of approximately $244 million.

                                           Nine Months Ended
                                           September 30, 1997
                                                 Versus
                                           Nine Months Ended
                                           September 30, 1996
                                 ---------------------------------------
                                          Amount of increase
                                       (decrease) due to change in:
                                 ---------------------------------------
                                  Average   Average   Average
                                   Rate      Volume  Rate/Vol.     Total
                                 --------   -------  ---------     -----
                                              (In thousands)

Interest Income:
  Loans                          $ (9,205)  $33,464    $  (907)  $23,352
  MBS                              (1,542)     (595)        45    (2,092)
  Investment securities                 -     2,276         (8)    2,268
                                 --------   -------    -------   -------
  Total interest income           (10,747)   35,145       (870)   23,528
                                 --------   -------    -------   -------

Interest Expense:
  Deposits                           (466)    7,722        169     7,425
  Borrowings                          766    10,011        116    10,893
                                 --------   -------    -------   -------
  Total interest expense              300    17,733        285    18,318
                                 --------   -------    -------   -------
Change in net interest income    $(11,047)  $17,412    $(1,155)  $ 5,210
                                 ========   =======    =======   =======



     Interest income for the nine months ended September 30, 1997, increased $23.5 million from the amount reported during the corresponding period of 1996. This increase resulted from an increase in the average balance of interest-earning assets of approximately $599 million, partially offset by a decrease in the rate earned on interest-earning assets of 16 basis points to 7.33%.
     Interest expense for the nine months ended September 30, 1997 increased $18.3 million from the amount recorded in the similar period of 1996, primarily due to an increase in the average balance of interest-bearing liabilities. Average balances of interest-bearing liabilities increased by approximately $449 million, comprised of an increase in the average balance of deposits of approximately $225 million and an increase in the average balance of borrowings totaling approximately $224 million. The average rate paid on interest-bearing liabilities increased by 3 basis point to 4.90% from the 1996 period to the 1997 period.

     NONINTEREST EXPENSE. Noninterest expense for the nine months ended September 30, 1997, decreased by $46.3 million from the corresponding period of 1996. The decrease was primarily due to decreases of $8.4 million in federal deposit insurance premiums and $4.5 million in office occupancy, net and the $42.0 million SAIF special assessment in 1996, partially offset by an increase of $8.3 million in compensation expense. The reduction in federal deposit insurance premiums reflects decreased insurance rates due to the recapitalization of the Savings Association Insurance Fund ("SAIF") in 1996, and the reduction in occupancy cost was largely due to the renegotiation or termination of various facilities-related leases in recent periods. The increase in the latest quarter's compensation expense was primarily due to a $5.8 million charge to reflect the increased liability associated with the Company's stock performance-based incentive plans as a result of the substantial increase in the Company's stock price associated with the proposed merger with Ahmanson.

     Income taxes. Income tax expense of $17.2 million and $1.0 million was recorded for the first nine months of 1997 and 1996, respectively. This represented accruals of federal income and California franchise taxes on adjusted pretax earnings. The "effective income tax rate" (the ratio of income tax expense to pretax earnings) was 28% and 46% for the first nine months of 1997 and 1996, respectively. The lower effective income tax rate for the 1997 period resulted from the Company's third quarter review of its overall tax position in conjunction with the completion of audits by taxing authorities. Based on this review, the Company determined that certain tax liabilities accrued in prior years were no longer required. Accordingly, the provision for income taxes has been reduced by $9.0 million for the third quarter and the nine months ended September 30, 1997.

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

     Coast measures its exposure to interest rate risk using a variety of techniques. One commonly used measure of such exposure is the difference between the amounts of financial assets and financial liabilities maturing or repricing over various periods (the "maturity gap"). The following table illustrates the contractual maturities, as adjusted for estimates of prepayments and for the frequency of rate changes ("Repricing Mechanisms") of Coast's financial assets and financial liabilities as of September 30, 1997. The table also reports the maturity gap between Coast's repricing or maturing financial assets and financial liabilities. The interest rate sensitivity of Coast's financial assets and financial liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions utilized.

                                              Over    Over
                                              One     Five   Over
                                   Within   to Five  to Ten   Ten
                                  One Year    Years   Years  Years   Total
                                  --------  -------  ------  -----   -----
                                            (Dollars in millions)

Interest-earning assets:
  Cash and investment securities:
    Cash and due from banks         $  124     $  -    $  -    $ -  $  124
    Investment securities              364        -       -      3     367
  Loans and MBS:
    ARMs                             7,747      241       -      -   7,988
    Fixed rate                          49       53      43      3     148
  FHLB stock                           100        -       -      -     100
                                    ------     ----    ----    ---  ------
      Total                         $8,384     $294    $ 43    $ 6  $8,727
                                    ======     ====    ====    ===  ======

Interest-bearing liabilities:
  Deposits:
    Checking accounts               $  870     $  -    $  -    $ -  $  870
    Money market accounts              612        -       -      -     612
    Certificate of deposits          4,780      172      12      -   4,964
  Borrowings:
    FHLB advances                    1,370       25       -      -   1,395
    Other                              480       57      56      -     593
                                    ------     ----    ----    ---  ------
      Total                          8,112      254      68      -   8,434
                                    ------     ----    ----    ---  ------
Maturity gap                        $  272     $ 40    $(25)  $  6  $  293
                                    ======     ====    ====    ===  ======
  Cumulative maturity gap           $  272     $312    $287   $293  $  293
                                    ======     ====    ====    ===  ======
  Cumulative maturity gap as a
    percentage of total assets           3%       3%      3%     3%      3%
                                        ==       ==      ==     ==      ==



     The Bank has matched interest rate sensitivities primarily through the origination of adjustable rate mortgage loans
("ARMs"), the sale of fixed rate mortgage loans and the acquisition of term funding. Except for the utilization of interest rate exchange agreements ("Swaps") from time to time, Coast has generally not utilized derivative financial instruments to manage interest rate or other risks. In recent years, Coast's liability acquisition choices and retail deposit composition and pricing have generally tracked those of its major competitors, with the result that increases in Coast's cost of funds are generally accompanied by increases in the Eleventh District cost of funds index ("COFI") and, correspondingly, in the yields earned on its COFI-indexed loans and MBS. However, because of the inherent lag in the reset mechanism of these assets, Coast's interest rate spreads generally can be expected to initially increase as COFI begins to decline and to initially decrease as COFI begins to rise.

     The majority of ARMs originated by Coast in recent years have been COFI-based products. As of September 30, 1997, Coast had $5.63 billion (92%) of loans and $1.86 billion (90%) of MBS tied to COFI in its loan and MBS portfolios, which totaled $6.15 billion and $2.07 billion, respectively. Coast originates other ARM products tied to the London Interbank Offered Rate ("LIBOR") and U.S. Treasury rates, and Coast's portfolios included such loans and MBS of $394.0 million and $186.0 million, respectively, at September 30, 1997. Coast originated $1.33 billion and $1.02 billion of ARMs during the nine month periods ended September 30, 1997 and 1996, respectively. At September 30, 1997, ARMs and adjustable rate MBS totaled $6.03 billion and $2.04 billion, respectively, or a combined 98% of Coast's total loans and MBS.

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

     Sales of loans or MBS held or available for sale in recent years have been undertaken primarily to reduce asset size or constrain asset growth and to liquidate newly originated fixed rate loans. The marketability of loans and MBS depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. During the nine months ended September 30, 1997, Coast sold $200.4 million of loans.

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

                                      September 30, 1997    December 31, 1996
                                      ------------------   -------------------
                                                 Percent               Percent
                                       Balance  of Total    Balance   of Total
                                       -------  --------    -------   --------
                                               (Dollars in thousands)

Nonaccrual Loans:
  Single family residential           $ 45,433        41%   $56,740         46%
  Multifamily residential               14,750        13     19,295         16
  Commercial and other                   4,544         4      6,769          5
                                      --------       ---   --------        ---
                                        64,727        58     82,804         67
                                      --------       ---   --------        ---
Foreclosed real estate owned:
  Single family residential             22,916        20     22,708         18
  Multifamily residential               19,793        18      6,324          5
  Commercial and other                   4,177         4     12,227         10
                                      --------       ---   --------        ---
                                        46,886        42     41,259         33
                                      --------       ---   --------        ---
  Nonperforming assets                $111,613       100%   124,063        100%
                                      ========       ===   ========        ===
Ratio of nonperforming assets
  to total assets                         1.23%                1.43%



     As of September 30, 1997, Coast's ratio of Nonaccrual Loans to total loans decreased to 1.07% from 1.41% at December 31, 1996, and its ratio of nonperforming assets to total assets decreased to 1.23% from 1.43% at December 31, 1996. In that the incidence of delinquencies and foreclosures is influenced by many variables beyond management's control, there can be no assurance that Coast will not experience increased levels of nonperforming assets in the future.

     Loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts contractually due under a loan agreement. Loans are evaluated for impairment as part of Coast's normal internal asset review process. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between Coast's investment in the loan and the fair value of the collateral securing the loan. Coast's impaired loans totaled $94.8 million at September 30, 1997, $116.2 million at December 31, 1996, and $141.3 million at September 30, 1996. For the nine months ended September 30, 1997 and 1996, the average investment in impaired loans was $99.5 million and $140.3
million, respectively, and interest income on   such loans
totaled $5.0 million and $2.1 million for the same periods, respectively. Interest income on impaired loans which are performing is generally recognized on the accrual basis. As of September 30, 1997 and December 31, 1996, Nonaccrual Loans included $25.0 million and $42.0 million, respectively, of impaired loans.

     Impaired loans at September 30, 1997, included $75.0 million of loans for which valuation allowances of $13.1 million had been established and $32.9 million of loans for which no allowance was considered necessary. At December 31, 1996, Coast had $93.9 million of impaired loans for which valuation allowances of $16.3 million had been established and $38.6 million of such loans for which no allowance was considered necessary. All such allowances and recoveries of allowances are recorded as adjustments to the allowance for loan losses. Coast had none and $1.2 million of recoveries of previously established allowances on impaired loans during the nine months ended September 30, 1997 and 1996, respectively.

     At September 30, 1997, Coast had letters of credit outstanding aggregating $356.4 million. The letters of credit were issued primarily in 1984 and 1985 to enhance the rating of $394.6 million of housing revenue bonds issued to finance the construction of multifamily residential projects. The credit risk involved in these letters of credit is essentially the same as that involved in extending credit on real estate loans. During May 1997, Coast foreclosed on the underlying collateral property of a letter of credit in default and has included its $13.3 million fair value in real estate held for sale.

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

     At September 30, 1997, the GVA totaled $93 million and included $84 million allocated to loans and $9 million attributable to off-balance sheet items. The portion of the GVA attributable to off-balance sheet items is included in other liabilities in the accompanying consolidated statement of financial condition, and relates to the letters of credit discussed above and to loans sold with recourse.

     The following table sets forth the amount, allocation and activity in the GVA for the nine months ended September 30, 1997.

                                      Commercial     Off-
                       Residential   Real Estate   Balance
                       Real Estate     Mortgage     Sheet
                         Mortgage     and Other     Items    Total
                       -----------   -----------   -------   -----
                                     (In millions)

GVA allocation at
  December 31, 1996           $ 64           $20        $9    $ 93
Additions charged
  to operations                 17             4         -      21
Losses charged                 (17)           (4)        -     (21)
                              ----           ---       ---    ----
GVA allocation at
  September 30, 1997          $ 64           $20       $ 9    $ 93
                              ====           ===       ===    ====



Capital Resources and Liquidity
-------------------------------

     Federal regulations currently require a savings institution to maintain a daily average balance, on a monthly basis, of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month.
Monetary penalties may be imposed for   failure to meet these
liquidity ratio requirements. Coast's liquidity and short-term liquidity ratios for the calculation period ended September 30, 1997, were 5.13% and 4.72%, respectively, which exceeded the applicable requirements.

     Principal repayments on and sales of loans and MBS have been a primary source of funds for Coast. For the nine months ended September 30, 1997 and 1996, principal repayments on loans and MBS amounted to $760.2 million and $595.6 million,
respectively, and   proceeds from loan and MBS sales totaled
$203.0 million and $95.7 million, respectively, for the same periods. A primary use of funds was the origination of loans (net of refinances of loans in Coast's portfolios) of $1.20 billion and $934.3 million for these two periods, respectively.

     At September 30, 1997, there were commitments to sell $2.1 million of loans, no commitments to sell MBS or investment securities and there were no commitments to purchase loans, MBS or investment securities. At September 30, 1997, outstanding letters of credit totaled $356.4 million. Scheduled repayments of FHLB of San Francisco advances for the twelve months ending September 30, 1998, totaled $1.37 billion.

     For the nine months ended September 30, 1997 and 1996, Coast experienced net increases in deposits of $89.4 million and $117.0 million, respectively. These increases are primarily attributable to Coast's focused efforts to market its transaction accounts, which resulted in increases of $87.4 million and $105.4 million in checking account balances during the first nine months of 1997 and 1996, respectively, partially offset in 1997 by a $70.0 million reduction in deposits resulting from branch sales.

     Other potential sources of funds available to Coast include securities sold under agreements to repurchase, a line of credit with the FHLB of San Francisco and direct access to borrowings from the Federal Reserve System. At September 30, 1997, the amount of additional credit available from the FHLB of San Francisco was approximately $1.43 billion. In addition, the Company and Coast have access to the capital markets for issuing debt or equity securities; however, access can be limited from time to time by various factors including market conditions, credit ratings and general economic conditions.

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

     The following table reflects, in both dollars and ratios, Coast's regulatory capital positions as of September 30, 1997, the minimum requirements at that date, and the amounts by which such capital exceeded the required amounts.

                                    Minimum
                   Actual         Requirements         Excess
               --------------    --------------    --------------
               Amount   Ratio    Amount   Ratio    Amount   Ratio
               ------   -----    ------   -----    ------   -----
                             (Dollars in millions)

Risk-based       $626   11.36%     $441    8.00%     $185    3.36%
Core              501    5.57       270    3.00       231    2.57
Tangible          501    5.57       135    1.50       366    4.07



     In addition to the capital requirements noted above, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories, based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional action if the institution becomes "significantly undercapitalized" or "critically undercapitalized." Under the OTS regulations implementing these provisions, a savings institution is considered (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure, and (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions). At September 30, 1997, Coast's regulatory capital exceeded the thresholds necessary to be considered well capitalized.

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

   In accordance with SFAS No. 109, "Accounting for Income Taxes", a deferred liability has not been established for the tax bad debt base year reserves of Coast. The base year reserves are generally the balance of reserves as of December 31, 1987, reduced proportionately for reductions in Coast's loan portfolio since that date. At September 30, 1997, the amount of those reserves was approximately $103 million and the amount of the associated, unrecognized deferred tax liability at September 30, 1997, was approximately $36 million. Under certain conditions described in the preceding paragraph, this potential tax liability could be triggered in the future which would result in the need for a tax liability accrual at that time.

                     PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         -----------------

     On April 10, 1987, Coast acquired substantially all of the assets and liabilities of Central Savings and Loan Association from the Federal Savings and Loan Insurance Corporation ("FSLIC") in a supervisory-assisted transaction. As part of the transaction, Coast entered into a contractual agreement with the FSLIC under which the FSLIC made a cash contribution to Coast of approximately $299 million which, pursuant to the agreement, was to be reflected as a permanent addition to Coast's regulatory capital. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 eliminated the FSLIC and replaced it (and the Federal Home Loan Bank Board) for supervisory and regulatory purposes with the OTS. The OTS has taken the position that the FSLIC contribution should be classified as supervisory goodwill, thereby excluding it from regulatory capital. In June 1992, Coast filed an action in the United States Court of Federal Claims seeking monetary damages for breach of the contractual agreement with the FSLIC. In three cases with similar contractual issues, the Court of Federal Claims ruled in favor of the plaintiff thrift institutions on the issue of liability of the federal government for breach of contract. On July 8, 1996, the United States Supreme Court affirmed the Court of Federal Claims ruling in these cases (the "Winstar Decision"). Coast has pending with the Court of Federal Claims a motion for summary judgment with respect to the issue of liability of the federal government for breach of the contractual agreement with the FSLIC. In the event that the Court of Federal Claims grants such motion in accordance with the Winstar Decision, the Court of Federal Claims must then determine the amount of damages owing to Coast. No prediction can be made as to what damages might be awarded to Coast.

     There are various actions pending against Coast or the Company for which, in the opinion of management, the probable liability resulting from such suits is unlikely, individually or in the aggregate, to have a material effect on Coast.


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

                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be by the undersigned thereunto duly authorized.





COAST SAVINGS FINANCIAL, INC.
-----------------------------
         (Registrant)






/s/ Ray Martin
-------------------------------
Ray Martin
Chairman of the Board and
Chief Executive Officer
(Authorized Officer)






/s/ James F. Barritt
-------------------------------
James F. Barritt
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)










Dated:   November 12, 1997

                            EXHIBIT INDEX








Exhibit                                             Sequentially
 Number      Description                          Numbered Pages
-------      -----------                          --------------

   11.1      Computation of Earnings Per Share